Form 10-K405
period 1998-12-31
ALLAIRE CORP
filed 1999-04-01
CIK 1016139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - K

                |x| Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 1998                                           0-25265

              | | Transition Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


                               ALLAIRE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                       41-1830792
(State or other jurisdiction of Incorporation)     (IRS employer identification number)

                             ----------------------

                               One Alewife Center
                         Cambridge, Massachusetts 02140
                    (Address of principal executive offices)
                          Telephone No.: (617) 761-2000
                              --------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                             ----------------------

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of Common Stock held by non-affiliates of the registrant at March 2, 1999 was $268,792,810 based upon the last reported sales price of the Common Stock as reported by Nasdaq National Market on such date.


The number of shares of the registrant's Common Stock, $.01 par value, outstanding at March 2, 1999 was 10,875,877.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Part I

Item 1.  Business

Introduction

Allaire Corporation ("Allaire") develops, markets and supports software for a wide range of Web development, from building static Web pages to developing high-volume, interactive Web applications. Allaire's products and services enable organizations to link their information systems to the Web, as well as to develop new Web-based business applications in areas such as electronic commerce, content management and personalization. Allaire's products interoperate with emerging Web application technologies as well as key enterprise information systems technologies. Allaire's flagship ColdFusion product line employs an easy to learn software development language that allows developers to quickly and efficiently create Web applications.

Allaire was incorporated in Minnesota on February 1, 1996 as the successor to a Minnesota limited liability company and was reincorporated in Delaware on April 25, 1997. In March 1997, Allaire expanded its product offerings by acquiring the HomeSite HTML design tool through the purchase of substantially all of the assets of Bradbury Software L.L.C. Allaire's principal executive offices are located at One Alewife Center, Cambridge, Massachusetts 02140, and the telephone number at that location is (617) 761-2000.

Industry Background

The Internet has experienced dramatic growth, both in terms of the number of users and as a means of conducting commercial transactions, and is expected to continue to grow rapidly. According to a report prepared by International Data Corporation, or IDC, the number of Internet users has increased from approximately 14 million in 1995 to approximately 97 million in 1998, and is expected to more than double over the next three years. The software technology that has engendered the openness, ubiquity and usability of the Internet and the World Wide Web provides a powerful business software platform. Web technology provides an alternative to existing mainstream computing platforms, creates new opportunities for commerce and information exchange, and represents potential replacement technology to existing forms of media and communications.

Demand from existing businesses and new Web-based enterprises for Web application software has created a sizable market experiencing strong growth. In response to this growth, the number of Web developers is growing quickly. An IDC report estimates that there were 7 million software developers worldwide at the end of 1996. Of these, 3 million were rapid application development ("RAD"), 4GL and analysis modeling and design developers who used tools such as Visual Basic and PowerBuilder. Allaire believes that many of these developers are converting from enterprise and client-server application development products to Internet-centric products. In addition to the migration of these traditional developers, many other Web developers have emerged from non-traditional application development backgrounds such as page layout, graphic design, and desktop database and spreadsheet programming. IDC estimates that professional Web development tools, including Web page design and Web application development tools, will account for $548 million in license and associated services revenue in 1998 and will grow to more than $1.5 billion in license and associated services revenue by 2002.

Allaire believes that most existing Web-enabled RAD tools fail to address the unique requirements and challenges faced by Web application developers. Most Web developers are proficient with Hypertext Markup Language, or HTML, and many are familiar with eXtensible Markup Language, or XML, which are both core technologies that are specifically designed for the Web platform. The ease of using languages such as HTML and XML, which use declarative, English-like tags consisting of a bracketed word with attributes, has enabled non-traditional programmers to develop complex Web sites. These technologies enable Web applications to unite rich content, traditional business transactions, interactivity and personalization. Because the Web platform is a hybrid between a communications medium and a traditional application environment, the background of many developers drawn to Web development is different from the background of traditional programmers. Web developers rely more heavily on declarative, tag-based development languages than on traditional scripting languages.

A number of the programming languages that have migrated from client-server development or have emerged for developing Web applications, such as Perl and JavaScript, however, use a non-declarative scripting syntax. As a result, Web application developers are faced with the prospect of having to code simultaneously in unfamiliar scripting languages and declarative, tag-based languages. At the same time, developers creating Web applications are often required to integrate a variety of enterprise technologies, such as databases, directories, messaging servers, transaction monitors and object middleware. Many of these technologies require the use of complex programming interfaces that are difficult to learn.

Products

Allaire has two product brands, HomeSite, an HTML design tool, and ColdFusion, an integrated Web development environment and Web application server product line. Allaire's products enable Web developers to build high-volume, interactive Web sites and Web applications, including applications for electronic commerce, content management and personalization. Allaire introduced versions 4.0 of ColdFusion and HomeSite in November 1998. The discussion and chart below describe Allaire's products.


HomeSite

HomeSite is a leading HTML design tool, which is principally used for the creation of static Web sites. HomeSite 4.0 and earlier versions have won the following awards:

o 1998 Web Techniques Editors' Choice Award;

o 1998 Win 100 Award from Windows Magazine;

o PC Magazine's Editors' Choice Award;

o Internet Computing Magazine's 'Net Best' Award;

o Webdeveloper.com's Product Award;

o CNET's builder.com Editor's Choice Award;

o CNET's builder.com 1998 Product Award; and

o CNET's Internet Excellence Award.

HomeSite 4.0 runs on Microsoft Windows NT, Windows 95 and Windows 98.

ColdFusion

ColdFusion is a leading cross-platform Web application development system. ColdFusion includes an integrated development environment, ColdFusion Studio, and a Web application server, ColdFusion Server. ColdFusion 4.0 and earlier versions have won the following awards:

o 1998 Codie Award for software excellence from the Software Publishers Association;

o "Best of the Show Award" at the 1998 Fall Internet World;

o CNET's builder.com 1998 Product Award; and

o Network World Blue Ribbon Award.

ColdFusion Studio is the integrated development environment for ColdFusion. Based on HomeSite, ColdFusion Studio allows developers to preserve development skills as well as individual projects as they move from developing static Web pages and sites to interactive Web sites and Web applications. ColdFusion Studio
4.0 runs on Microsoft Windows NT, Windows 95 and Windows 98.

ColdFusion Server 4.0 is an open, scalable and secure Web application server. A Web application server is a software program that hosts applications to be accessed by Web browsers and other client devices and that enables applications to access enterprise servers and legacy systems. Web applications built with ColdFusion range from simple, database-driven pages to full electronic commerce solutions deployed on intranets, extranets and the Internet. ColdFusion Server
4.0 is available in two editions, Professional and Enterprise, and runs on Windows NT. The Enterprise edition also runs on Sun Solaris.

      Product
(Suggested List Price)          Description                    Typical Applications              Target Users
----------------------          -----------                    --------------------              ------------

HomeSite 4.0                HTML page design and               High-quality static             Web site developers
(Electronic Version         Web site development tool          corporate Web sites
$89; Packaged Version                                                                          Web development
$99)                        Features an intuitive                                              team managers
                            graphical interface

ColdFusion                  An integrated development          Business systems (HR,           Web application
   Studio 4.0               environment with a                 financial, customer             developers
  ($395)                    number of visual tools for         support)
                            creating Web applications                                          Enterprise and client-
                                                               Electronic commerce             server programmers
                            Includes the award-                (stores, business to
                            winning HomeSite HTML              business)                       HTML and desktop
                            design tool                                                        database developers
                                                               Dynamic content
                            Features include                   publishing (document            Development team
                            interactive debugging,             management, dynamic             managers
                            remote development                 news and personalized
                            capabilities and one-step          information)
                            deployment
                                                               Collaboration (discussion,
                            Team development support           project and workflow
                                                               management)

  ColdFusion Server         Supports up to four                Business intranets and          Large enterprises
   Professional 4.0         processors and allows an           extranets
   ($1,295)                 unlimited number of                                                Large systems integrators
                            concurrent users                   Field office extranets
                                                                                               New Web-based
                            Features include open              Single server applications      businesses
                            state repository and shared        using a relational database
                            server security                                                    Internet service providers

                            Access to any ODBC and
                            OLE-DB data source

  ColdFusion Server         Supports up to eight               High-volume, business-          Large enterprises
   Enterprise 4.0           processors and allows an           critical commerce sites
   ($3,495)                 unlimited number of                and applications                Large systems integrators
                            concurrent users
                                                               Enterprise intranet             New Web-based
                            Includes all Professional          applications                    businesses
                            4.0 features, plus features
                            required for large scale
                            Enterprise applications
                            Internet service providers
                            applications, including
                            requiring native database
                            clustering, load balancing
                            drivers or CORBA and
                            automatic fail over and
                            CORBA support


                            Sybase, Oracle and
                            Microsoft SQL Server
                            native database drivers

Technology

Allaire's products and services enable Web developers to build high-volume, interactive Web sites and Web applications, including applications for electronic commerce, content management and personalization. Allaire's technology enables organizations to overcome Web development challenges by making Web developers more productive in developing Web sites and applications, by enabling Web sites and applications to readily incorporate key emerging Web platforms and technologies, and by enabling these sites and applications, once deployed, to be scalable and secure. Allaire intends to continue to introduce additional innovative products for the development of application frameworks to accelerate the creation of new Web-based business applications.

Productive Development
Allaire's technology is focused on increasing the productivity of Web developers and development teams. ColdFusion includes a number of innovative features to enhance individual and team development productivity, including the easy to use, tag-based CFML, an integrated development environment and team development capabilities.

CFML is Allaire's tag-based server programming language. CFML uses the same tag and attribute syntax as HTML and XML. HTML is the tag-based markup language used for creating the majority of static Web pages and interfaces for interactive Web applications. HTML is easy to learn and use, consisting of a limited number of descriptive tags, each with a limited number of possible attributes. As a result, a large number of people have been able to learn and use HTML professionally to develop static Web pages and Web sites. XML is a rapidly emerging markup language which uses the same tag and attribute syntax as HTML for structuring and manipulating data on the Web platform.

Web developers rely more heavily on declarative tag-based development languages than on traditional scripting languages. A number of the programming languages that have migrated from client-server development or have emerged for developing Web applications, such as Perl and JavaScript, however, use a non-declarative scripting syntax. As a result, Web application developers are faced with the prospect of having to code simultaneously in unfamiliar scripting languages and declarative, tag-based languages. At the same time, developers creating Web applications are often required to integrate a variety of enterprise technologies, such as databases, directories, messaging servers, transaction monitors and object middleware. Many of these technologies require the use of complex programming interfaces that are difficult to learn.

CFML's similarity to HTML and XML makes it easy to learn and use, particularly for Web developers who are familiar with HTML and are driving the adoption of XML. When used in conjunction with HTML for creating user interfaces and XML for data manipulation, CFML provides developers with a complete application programming environment without requiring them to change programming syntax. CFML tags also include high-level building blocks that encapsulate complex processes to reduce programming effort and the amount of code and development time required for advanced interactions with enterprise servers, such as database, messaging, directory, Web and file servers.

Allaire's HomeSite 4.0 and ColdFusion 4.0 products provide a visual editing environment to enable Web developers to quickly build state-of-the-art static Web sites and interactive Web applications. Both tools provide two-way visual programming, which enables Web developers to prototype and modify pages from within a visual representation of the page itself. In addition, ColdFusion Studio includes visual debugging capabilities. However, unlike the "what-you-see-is-what-you-get" tools, HomeSite and ColdFusion Studio include graphical support only where it is likely to enhance productivity. These products focus on code development and maintaining the integrity of code generated in the graphical editing mode. HomeSite and ColdFusion Studio both include a number of additional productivity enhancements, and support emerging Web technologies, including JavaScript, cascading style sheets, dynamic HTML and XML. ColdFusion team development features permit geographically dispersed Web development teams to work together productively and securely on large projects across servers distributed throughout multiple locations.

Open Integration
Allaire specifically designs its products to be open by supporting key Web client and Web server software platforms, technologies and protocols, as well as key enterprise and client-server standards. ColdFusion is fully integrated with a broad range of Internet protocols and technologies, enabling developers to incorporate these technologies in ColdFusion applications through the use of straightforward CFML tags. The CFML tag for XML supports automatic parsing of XML data into CFML variables and the translation of query record sets into XML.

ColdFusion 4.0 enables interaction with any open database connectivity, or ODBC, compliant relational database with a single CFQUERY tag. ColdFusion also contains native database drivers for Oracle, Sybase or Microsoft SQL servers and support for object linking and embedding database, or OLE-DB, which permits ColdFusion applications to utilize additional datasource types such as Lotus Notes and Microsoft Exchange. Additional tags enable interaction with other servers, such as mail servers, for groupware and workflow applications.

ColdFusion supports a number of methods for extending ColdFusion applications to interoperate with legacy systems and other enterprise technologies. ColdFusion natively supports application components built using cross-platform enterprise component object standards. CFML is also extensible through ColdFusion extensions, or CFXs. CFXs can be used to extend the functionality provided by the Allaire's core set of tags or to create a multi-tier component application architecture in which advanced programmers can encapsulate complex logic or database interaction into component building blocks to be used by other developers.

Scalable, Secure Deployment
To successfully support large volume sites and transaction-intensive applications, a Web application development system requires performance, availability and scalability from the application server. ColdFusion 4.0 provides a high degree of cross-platform performance and fault-tolerance from individual servers and multiple server clusters. ColdFusion runs as a 32-bit multithreaded system service, which permits applications to experience an increase in processing performance as processors are added to the server. Clusters of multiple ColdFusion servers significantly enhance an application's availability and scalability. ColdFusion automatically balances load among servers deployed in a cluster, so that performance is optimized. ColdFusion permits a cluster deployment to store client state information in a shared repository, so it will not be lost when a server fails. If any machine in the cluster fails or is heavily loaded, ColdFusion automatically transfers its responsibilities to one of the remaining servers. Because ColdFusion clusters use a software-based system for load balancing and fail-over, there is no single point of failure.

ColdFusion provides a complete set of features for securely deploying applications. Principal among these is the ability of ColdFusion to restrict access to specific resources needed to run an application, including directories, files, databases and components. Therefore, multiple applications on the same server cannot access another application's resources. Other security features include authentication and encryption for commercial Web applications.

Research and Development

Allaire devotes a substantial portion of its resources to developing new products and product features, extending and improving its products and technology, and strengthening its technological expertise. During 1996, 1997 and 1998, Allaire spent approximately $873,000, $2.7 million and $4.8 million, respectively, on research and development. Allaire intends to continue to devote substantial resources toward research and development. As of December 31, 1998, Allaire had 31 employees engaged in research and development activities. Allaire intends to hire additional skilled software engineers to further its research and development efforts.

Sales, Marketing and Distribution

Allaire markets and sells its products and services to Web developers using a combination of direct and indirect distribution channels, including a corporate sales force, domestic and international distribution, electronic commerce and sales through partners. During 1996, 1997 and 1998, 13%, 28% and 45%, respectively, of Allaire's total revenue was generated through the indirect distribution channel. As of December 31, 1998, Allaire had 67 sales and marketing employees worldwide.

Corporate Sales Force. Allaire's corporate account sales force focuses on sales to corporate customers worldwide. Corporate account sales can be filled either directly by Allaire or through its distribution partners. The corporate account sales force is comprised of field representatives and telesales representatives. The field representatives market and sell to corporate customers primarily interested in server products for commercial Web sites or intranets. The telesales representatives develop and pursue leads generated from inquiries on Allaire's Web site and from downloads of its application server products.

Indirect Distribution. Allaire has a number of domestic and international distributors and resellers that market and sell its products. As of December 31, 1998, Allaire had 19 distributors in North America, Europe and Asia Pacific, including Ingram Micro and Mitsubishi. In addition, as of December 31, 1998, Allaire had over 500 corporate and catalog resellers, original equipment manufacturers and value-added resellers. Allaire has an original equipment manufacturer agreement with Macromedia pursuant to which HomeSite is bundled with Macromedia's Dreamweaver. Allaire also has an original equipment manufacturer agreement with NetObjects pursuant to which HomeSite is bundled with NetObjects Fusion. None of Allaire's distribution partners have exclusive distribution rights.

Electronic Commerce. Allaire's Web site allows users to download, evaluate and purchase its products. A number of third-party electronic commerce sites, including CNET's Buydirect.com, Beyond.com, RealStore.com and JapanMarket.com, distribute commercial copies of Allaire's products for delivery by direct download. Electronic distribution provides Allaire with a low-cost, globally accessible, 24-hour sales channel.

Allaire Alliance. Allaire believes that establishing a large community of active users of its products and technology representing key segments of the Web platform is critical to its success. To further the development of this community, Allaire has established the Allaire Alliance program. Allaire Alliance members include solution developers, application developers and Internet service providers. Allaire Alliance members also include the distributors, corporate and catalog resellers, original equipment manufacturers and value-added resellers referenced above. Allaire typically enters into written agreements with its Allaire Alliance members. These agreements typically do not provide for firm financial commitments from the member, but are intended to establish the basis upon which the parties will work together to achieve mutually beneficial objectives.

Marketing Programs. Allaire engages in a broad range of marketing activities, including sponsoring seminars for potential customers, participating in trade shows and conferences, providing product information through its Web site, promoting special events and advertising its products and services in print and electronic media. During 1998, Allaire held 108 seminars in 46 cities. Allaire's marketing programs are aimed at informing customers of the capabilities and benefits of its products and services, increasing brand name awareness and stimulating demand across all market segments. Certain programs are designed to encourage independent software developers to develop products and applications that are compatible with Allaire's products and technology.

Customers

Allaire's products are marketed and distributed to a diverse group of customers, ranging from small, independent consultants and Internet presence providers to Web developers and information technology departments of large organizations. Many of Allaire's customers are global organizations that use its products to create Web sites and Web applications in areas such as electronic commerce, content management and personalization for Internet, intranet and extranet use.

Revenue from customers outside North America, primarily Asia and Europe, was approximately 17%, 20% and 13% of total revenue in 1996, 1997 and 1998, respectively. Sales by Allaire to Ingram Micro accounted for approximately 29% of Allaire's total revenue for 1998. No single customer accounted for 10% or more of Allaire's total revenue for 1996 or 1997.

Support and Professional Services

Allaire offers a broad range of support and professional services to its customers. Allaire believes that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Allaire's customers have a choice of support options depending on the level of service desired. Allaire maintains a technical support hotline staffed by engineers from 8:00 a.m. to 8:00 p.m., Eastern time, Monday through Friday, from its corporate office in Cambridge, Massachusetts. Internationally, distribution partners provide telephone support to customers with technical assistance from Allaire. Allaire's support staff also responds to e-mail inquiries. Allaire tracks support requests through a series of customer databases, including current status reports and historical customer interaction logs. Allaire uses customer feedback as a source of ideas for product improvements and enhancements. Allaire also provides training and consulting to assist its customers in the use of its products. As of December 31, 1998, Allaire had 27 technical support engineers and professional services employees.

Competition

The Web development products market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Primary competitors include large Web and database platform companies that offer a variety of software products, such as Microsoft, IBM, Netscape, Sun Microsystems, Oracle, Sybase, Symantec, Informix and Inprise Corporation (formerly Borland). In addition, Allaire experiences competition from a number of medium-sized and start-up companies that have introduced or are developing Web development products, such as NetDynamics, which was recently acquired by Sun Microsystems, Vignette Corporation, HAHT Software, GoLive Systems, WebLogic, which was recently acquired by BEA Systems, BroadVision and SilverStream Software. In addition, Allaire has strategic relationships with NetObjects and Macromedia. In some cases, these Web development products vendors compete with Allaire, and there can be no assurance that these strategic relationships will continue.

Allaire believes that additional competitors may enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition could result in pricing pressures, reduced margins or the failure of Allaire's products to achieve or maintain market acceptance, any of which could have a material adverse effect on Allaire's business, operating results and financial condition. Many of Allaire's current and potential competitors have longer operating histories and substantially greater financial, technical, marketing and other resources than Allaire. Therefore, they may be able to respond more quickly than Allaire to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for Allaire's products might be substantially reduced and the ability of Allaire to distribute its products successfully would be substantially diminished.

Competitive factors in the Web development products market include:

o the quality and reliability of software;

o features for creating, editing and adapting content;

o ease of use and interactive user features;

o application server scalability, availability and performance;

o cost per user; and

o compatibility with the user's existing network components and software systems.


To expand its user base and further enhance the user experience, Allaire must continue to innovate and improve the performance of its products. Allaire anticipates that consolidation will continue in the Web development products industry and related industries such as computer software, media and communications. Consequently, competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies. There can be no assurance that Allaire can establish or sustain a leadership position in this market.

Intellectual Property

Allaire's success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. Allaire relies primarily on a combination of copyrights, trademarks, licenses, trade secret laws and restrictions on disclosure to protect its intellectual property and trade secrets. Allaire also enters into confidentiality agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise attain and use Allaire's intellectual property or trade secrets without authorization. In addition, Allaire relies in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the precautions taken by Allaire will prevent misappropriation or infringement of its technology. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property. A failure by Allaire to protect its intellectual property in a meaningful manner could have a material adverse effect on Allaire's business, operating results and financial condition.

In addition, the laws of some foreign countries do not protect Allaire's proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions. Allaire licenses certain of its proprietary rights to third parties, and there can be no assurance that such licensees will not fail to abide by compliance and quality control guidelines with respect to such proprietary rights or take actions that would materially adversely affect Allaire's business, operating results and financial condition.

Litigation may be necessary in the future to enforce Allaire's intellectual property rights, to protect Allaire's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources, either of which could have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, Allaire has not conducted and does not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If Allaire were to discover that its products violated third party proprietary rights, there can be no assurance that it would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, or that any licenses would be available on commercially reasonable terms.

Allaire pursues the registration of certain of its trademarks and service marks in the United States and in certain other countries, although it has not secured registration of all its marks. Allaire has registered United States trademarks for "Cold Fusion" and a related design, and has an application pending for a United States trademark for "HomeSite." A significant portion of Allaire's marks contain the word "Fusion" (such as ColdFusion). Allaire is aware of other companies that use "Fusion" in their marks alone or in combination with other words, and Allaire does not expect to be able to prevent third party uses of the word "Fusion" for competing goods and services. For example, NetObjects markets its principal products for designing, building and updating Web sites under the names "NetObjects Fusion" and "NetObjects Team Fusion."

Allaire currently licenses technology from third parties that it incorporates into its products. Examples include licenses for the following:

o visual editing technology from Microsoft;

o load balancing and failover technology from Bright Tiger Technologies;

o security technology from Netegrity; and

o full-text indexing and searching technology from Verity.

In light of the rapidly evolving nature of the Web platform and Allaire's strategy to pursue industry partnerships to ensure its support of and by the emerging platform, Allaire expects that it will increasingly need to rely on technology that it licenses from other vendors which is integrated with internally developed software and used in Allaire's products to perform key functions.

Employees

As of December 31, 1998, Allaire had 165 employees, 148 of whom were based at Allaire's headquarters in Cambridge, Massachusetts. None of Allaire's employees is subject to a collective bargaining agreement. Allaire believes that its relations with its employees are good.

Item 1A. Risk Factors

Allaire has a limited operating history on which to evaluate its prospects

Allaire commenced operations in May 1995 and recorded its first revenue upon delivery of ColdFusion 1.5 to customers in February 1996. Accordingly, Allaire has only a limited operating history on which to base an evaluation of Allaire's business and prospects. In addition, Allaire's prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets.

Allaire may not be profitable in the future

Since Allaire began operations, it has incurred substantial net losses in every fiscal period. Allaire cannot be certain when it will become profitable, if at all. Failure to achieve profitability may adversely affect the market price of Allaire's common stock. In 1998, Allaire had a net loss of $10.8 million. As a result of accumulated operating losses, at December 31, 1998, Allaire had an accumulated deficit of $20.2 million. Allaire has generated relatively small amounts of revenue until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute its business plan. Although Allaire has experienced revenue growth in recent periods, the growth has been off of a small base, and it is unlikely that such growth rates are sustainable.

Allaire's quarterly results may fluctuate

Allaire's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If Allaire's quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of its common stock could fall substantially.

Allaire's quarterly revenue may fluctuate for several reasons, including the following:

o the market for Web development products is in an early stage of development and it is therefore difficult to accurately predict customer demand; and

o the sales cycle for Allaire's products and services varies substantially from customer to customer and, if Allaire's average sales price increases as expected, Allaire expects the sales cycle to lengthen. As a result, Allaire has difficulty determining whether and when it will receive license revenue from a particular customer.

In addition, because Allaire's revenue from training services is largely correlated with Allaire's license revenue, a decline in license revenue could also cause a decline in Allaire's services revenue in the same quarter or in subsequent quarters. Other factors, many of which are outside Allaire's control, could also cause variations in Allaire's quarterly revenue and operating results.

Most of Allaire's expenses, such as employee compensation and rent, are relatively fixed. Moreover, Allaire's expense levels are based, in part, on Allaire's expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to Allaire's expectations could cause significant changes in Allaire's operating results from quarter to quarter and could result in quarterly losses.

The development of a market for Allaire's products is uncertain

If the market for Web development products does not grow at a significant rate, Allaire's business, operating results and financial condition will be materially adversely affected. Web technology has been used widely for only a short time, and the market for Web development products is new and rapidly evolving. As is typical for new and rapidly evolving industries, demand for recently introduced products is highly uncertain.

Allaire's performance will depend on the growth and commercial acceptance of the Internet

Allaire's future success will depend substantially upon the widespread adoption of the Internet as a primary medium for commerce and business applications. If the Internet does not become a viable and substantial commercial medium, Allaire's business, operating results and financial condition will be materially adversely affected. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication on the Internet. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

Allaire competes with Microsoft while simultaneously supporting Microsoft technologies

Allaire currently competes with Microsoft in the market for Web development products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than Allaire. As a result, Allaire may not be able to compete effectively with Microsoft now or in the future, and Allaire's business, operating results and financial condition may be materially adversely affected.

Allaire expects that Microsoft's commitment to and presence in the Web development products market will substantially increase competitive pressure in the market. Allaire believes that Microsoft will continue to incorporate Web application server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users.

 Allaire believes that it must maintain a working relationship with Microsoft to achieve success. Most of Allaire's customers use Microsoft-based operating platforms, so it is critical to Allaire's success that Allaire's products be closely integrated with Microsoft technologies. Notwithstanding Allaire's historical and current support of the Microsoft platform, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with Allaire's technology.

Allaire faces significant competition from other technology companies

The Web development products market is intensely competitive. Many of Allaire's current and potential competitors have longer operating histories and substantially greater financial, technical, marketing, distribution and other resources than Allaire does and therefore may be able to respond more quickly than Allaire can to new or changing opportunities, technologies, standards or customer requirements. In addition to Microsoft, Allaire competes with other large Web and database platform companies that offer a variety of software products. Allaire also competes with a number of medium-sized and start-up companies that have introduced or that are developing Web development products. In addition, Allaire has strategic relationships with NetObjects, a majority-owned subsidiary of IBM, and Macromedia. In some cases, these vendors compete with Allaire, and there can be no assurance that these strategic relationships will continue.

Allaire expects that additional competitors will enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition could result in pricing pressures, reduced margins or the failure of Allaire's products to achieve or maintain market acceptance.

If, in the future, a competitor chooses to bundle a competing Web development product with other products, the demand for Allaire's products might be substantially reduced. In addition, new technologies will likely increase the competitive pressures that Allaire faces. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect Allaire's competitive position. As a result of these and other factors, Allaire may not be able to compete effectively with current or future competitors, which would have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire's success depends on its ability to expand its sales force and distribution channels

To increase Allaire's revenue, Allaire must increase the size of its sales force and the number of its indirect channel partners, including original equipment manufacturers, value-added resellers and systems integrators. A failure to do so could have a material adverse effect on Allaire's business, operating results and financial condition. There is intense competition for sales personnel in Allaire's business, and there can be no assurance that Allaire will be successful in attracting, integrating, motivating and retaining new sales personnel. Allaire's existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, Allaire will need to resolve potential conflicts among its sales force and channel partners.

Allaire's success depends on ongoing sales through a limited number of distributors

Allaire derives a substantial portion of its revenue from a limited number of distributors. For 1998, revenue from Allaire's indirect distribution channel accounted for approximately 45% of Allaire's total revenue, and one distributor, Ingram Micro, accounted for approximately 29% of Allaire's total revenue. The loss of, or a reduction in orders from, Ingram Micro or any other significant distributor could have a material adverse effect on Allaire's business, operating results and financial condition. Because Allaire does not deal directly with end users when selling through distributors, Allaire is dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. If a distributor purchases excess product, Allaire may be obligated to accept the return of some products.

Allaire may experience lost or delayed sales as its sales cycle lengthens

A longer sales cycle reduces Allaire's ability to forecast revenue levels. Any delay or loss in sales of Allaire's products could have a material adverse effect on Allaire's business, operating results and financial condition, and could cause its operating results to vary significantly from quarter to quarter. As Allaire increases its marketing focus on larger purchases by larger customers, Allaire expects that increased executive-level involvement of information technology officers and other senior managers of Allaire's customers will occur. Potential large sales may be delayed, or lost altogether, because Allaire will have to provide a more comprehensive education to prospective customers regarding the use and benefits of Allaire's products. Allaire's customers' purchase decisions may be subject to delays over which Allaire may have little or no control, including budgeting constraints, internal purchase approval review procedures and the inclusion or exclusion of Allaire's products on customers' approved standards list.

Allaire's performance will depend on continued market acceptance of its products

If Allaire's products do not continue to satisfy the Web developer community or otherwise fail to sustain sufficient market acceptance, its business, operating results and financial condition would be materially adversely affected. Allaire believes that a significant contributing factor to Allaire's initial growth has been its ability to create and maintain strong relationships with the community of Web developers that initially adopted Allaire's products. This community of early adopters demands rapid improvements in the performance, features and reliability of Allaire's products, as well as a high level of customer service. Due in part to the emerging nature of the Web development products market and the substantial resources available to many market participants, Allaire believes there is a time-limited opportunity to achieve and maintain market share in the Web development products market.

Allaire's efforts to develop brand awareness may be unsuccessful

Allaire believes that developing and maintaining awareness of the "Allaire," "ColdFusion" and "HomeSite" brand names is critical to achieving widespread acceptance of Allaire's products. If Allaire fails to promote and maintain its brands or incurs significant related expenses, Allaire's business, operating results and financial condition could be materially adversely affected. To promote its brands, Allaire may find it necessary to increase its marketing budget or otherwise increase its financial commitment to creating and maintaining brand awareness among potential customers. Although Allaire has obtained a United States registration of the trademark "Cold Fusion," Allaire is aware of other companies, including competitors, that use the word "Fusion" in their marks alone or in combination with other words, and Allaire does not expect to be able to prevent third party uses of the word "Fusion" for competing goods and services. For example, NetObjects markets its principal products for designing, building and updating Web sites under the names "NetObjects Fusion" and "NetObjects Team Fusion." Competitors that use marks that are similar to Allaire's brand names may cause confusion among actual and potential customers, which could prevent Allaire from achieving significant brand recognition.

Allaire's performance depends on the success of ColdFusion and HomeSite

Allaire derives almost all of its revenue from licenses of Allaire's ColdFusion and HomeSite software products and related services. Any competitive pressures or other factors that adversely affect market acceptance of ColdFusion or HomeSite software would have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire's future success will depend on Allaire's ability to enhance existing products and develop new products

To be competitive, Allaire must develop and introduce product enhancements and new products which increase Allaire's customers' ability to build and deploy Web applications. In the past, Allaire has been forced to delay introduction of several new products. If Allaire fails to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on Allaire's business, operating results and financial condition. The emerging nature of the Web development products market requires that Allaire continually improve the performance, features and reliability of Allaire's products, particularly in response to competitive offerings and evolving customer needs. Allaire must also introduce enhancements to existing products as quickly as possible and prior to the introduction of competing products.

Allaire depends on third parties for technology in its products

Allaire licenses technology that is incorporated into Allaire's products from third parties. The loss of access to such technology could result in delays in Allaire's development and introduction of new products or enhancements until equivalent or replacement technology could be accessed, if available, or developed internally, if feasible. These delays could have a material adverse effect on Allaire's business, operating results and financial condition. In light of the rapidly evolving nature of Web technology and Allaire's strategy to pursue industry partnerships, Allaire believes that it will increasingly need to rely on technology from third party vendors, such as Microsoft, which may also be competitors. There can be no assurance that technology from others will continue to be available to Allaire on commercially reasonable terms, if at all.

Moreover, although Allaire is generally indemnified against claims that such third party technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the scope of such indemnification is limited. Even if Allaire receives broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify Allaire in the event of infringement, resulting in substantial exposure to Allaire. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from Allaire's customers resulting from such claims, will not be asserted or prosecuted against Allaire. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect Allaire's business, operating results and financial condition.

Allaire may have difficulty managing its growth

Allaire has been experiencing a period of rapid growth that has been placing a significant strain on all of Allaire's resources. Allaire's 1998 fourth quarter revenue is more than double that of the fourth quarter of 1997. During the year ended December 31, 1998, the number of Allaire's employees increased from 95 to
165. To manage future growth effectively Allaire must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. Any failure to do so could have a material adverse effect on the quality of Allaire's products, Allaire's ability to retain key personnel and Allaire's business, operating results and financial condition.

Allaire is dependent on Joseph Allaire and David Orfao

Allaire's future success depends to a significant degree on the skills, experience and efforts of Joseph J. Allaire, Allaire's founder, Chairman of the Board, Chief Technology Officer and Executive Vice President, and David J. Orfao, Allaire's President and Chief Executive Officer. The loss of the services of Mr. Allaire or Mr. Orfao could have a material adverse effect on Allaire's business, operating results and financial condition. Allaire also depends on the ability of its executive officers and other members of senior management to work effectively as a team. Allaire does not have employment agreements with any of its executive officers, and does not have any key person life insurance other than for Mr. Allaire and Mr. Orfao.

Allaire must hire and retain skilled personnel in a tight labor market

Qualified personnel are in great demand throughout the software industry. Allaire's success depends in large part upon Allaire's ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. Allaire's failure to attract and retain the highly trained technical personnel that are integral to its direct sales, product development, service and support teams may limit the rate at which Allaire can generate sales and develop new products or product enhancements. This could have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire's success depends on its ability to protect its proprietary technology

Allaire's success depends to a significant degree upon the protection of its software and other proprietary technology. The unauthorized reproduction or other misappropriation of Allaire's proprietary technology could enable third parties to benefit from Allaire's technology without paying Allaire for it. This could have a material adverse effect on Allaire's business, operating results and financial condition.

Although Allaire has taken steps to protect its proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. In addition, Allaire relys in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Moreover, the laws of other countries in which Allaire markets its products may afford little or no effective protection of Allaire's intellectual property.

If Allaire resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

Other companies may claim that Allaire infringes their proprietary technology

Although Allaire attempts to avoid infringing known proprietary rights of third parties, Allaire is subject to the risk of claims alleging infringement of third party proprietary rights. If Allaire were to discover that any of its products violated third party proprietary rights, there can be no assurance that Allaire would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to undertake such reengineering would be successful. Allaire does not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

Any claim of infringement could cause Allaire to incur substantial costs defending against the claim, even if the claim is invalid, and could distract Allaire's management from Allaire's business. Furthermore, a party making such a claim could secure a judgment that requires Allaire to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Allaire from selling its products. Any of these events could have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire's business could be adversely affected if Allaire's products contain errors

Software products as complex as Allaire's may contain undetected errors or "bugs," which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to Allaire's reputation, or damage to Allaire's efforts to build brand awareness, any of which could have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire could be subject to product liability claims relating to its customers' critical business operations

Many of the Web applications developed and deployed with Allaire's products are critical to the operations of Allaire's customers' businesses. Any failure in a customer's Web application could result in a claim for substantial damages against Allaire, regardless of Allaire's responsibility for such failure. Although Allaire maintains general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

Allaire may be subject to risks associated with future acquisitions

From time to time, Allaire may pursue acquisitions to obtain complementary products, services and technologies. An acquisition may not produce the revenue, earnings or business synergies that Allaire anticipated, and an acquired product, service or technology might not perform as Allaire expected. If Allaire pursues any acquisition, Allaire's management could spend a significant amount of time and effort in identifying and completing the acquisition. If it completes an acquisition, Allaire would probably have to devote a significant amount of management resources to integrating the acquired business with Allaire's existing business.

To pay for an acquisition, Allaire might use capital stock or cash, including proceeds of the initial public offering. Alternatively, Allaire might borrow money from a bank or other lender. If Allaire uses capital stock, Allaire's stockholders would experience dilution of their ownership interests. If Allaire uses cash or debt financing, Allaire's financial liquidity will be reduced.

Allaire may be affected by unexpected Year 2000 problems

Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. Allaire is subject to potential Year 2000 problems affecting its products, internal systems and the systems of its vendors and distributors, any of which could have a material adverse effect on Allaire's business, operating results and financial condition.

Because ColdFusion does not involve data storage, the ability of a Web application built with ColdFusion to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. Therefore, there can be no assurance that Web applications developed using Allaire's products will comply with Year 2000 requirements. For example, if ColdFusion is connected to a database that is not Year 2000 compliant, the information received by a ColdFusion application may be incorrect.

Changing purchasing patterns of customers impacted by Year 2000 issues may result in reduced funds available for Web development activities.

In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in Allaire's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not be material.

Year 2000 errors or defects in the internal systems maintained by Allaire's vendors or distributors could require Allaire to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could reduce Allaire's revenue from its indirect distribution channel.

Allaire's existing stockholders will exercise significant control over Allaire

Allaire's officers, directors and greater than 10 percent stockholders together control approximately 49% of the outstanding common stock. As a result, these stockholders, if they act together, are able to influence Allaire's management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Allaire and might affect the market price of the common stock.

Certain provisions of Allaire's charter and of Delaware law make a takeover of Allaire more difficult

Allaire's corporate documents and Delaware law contain provisions that might enable its management to resist a takeover of Allaire. These provisions might discourage, delay or prevent a change in the control of Allaire or a change in Allaire's management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of common stock.

Future sales by existing security holders could depress the market price of the common stock

Immediately after the initial public offering in January 1999, the public market for the common stock included only the 2,875,000 shares that Allaire sold in the offering. At that time, there were an additional 7,958,260 shares of common stock outstanding. The persons that hold these shares are able to sell some of them in the public market following the offering. If these stockholders sell a large number of shares, the market price of the common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares of common stock could depress the market price of the common stock.

Of the 7,958,260 additional shares held by Allaire's existing stockholders, 7,860,524 shares are subject to "lock-up" agreements with the representatives of the underwriters. When the 180-day "lock-up" period expires (or earlier with the consent of Credit Suisse First Boston), Allaire's existing stockholders and optionholders will be able to sell approximately an additional 7,525,000 shares in the public market.

Some of Allaire's existing stockholders have the right to force Allaire to register their shares of common stock with the Securities and Exchange Commission. If Allaire registers their shares of common stock, they can sell those shares in the public market.

Allaire intends to register approximately 4,986,000 shares of common stock that Allaire has issued or may issue under Allaire's stock plans. Once Allaire registers these shares, they can be sold in the public market upon issuance, subject to the "lock-up" agreements described above.

Allaire will have broad discretion in using the proceeds from the initial public offering

Allaire has not identified specific uses for the proceeds from the offering, and Allaire will have broad discretion in how it uses them. Investors will not have the opportunity to evaluate the economic, financial or other information on which Allaire bases its decisions on how to use the proceeds.

Investors will be subject to market risks

The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of technology companies, particularly Internet-related companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the common stock.

Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of Allaire's stockholders brought such a lawsuit against Allaire, Allaire could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of Allaire management.

Item 2.   Properties

Allaire's headquarters is located in Cambridge, Massachusetts. Allaire has two leases for approximately 79,000 square feet of space in separate office buildings in Cambridge. The first lease, which covers approximately 54,000 square feet of space, expires in March 2003. The second lease, which covers approximately 25,000 square feet of space, expires in December 2003. Allaire currently intends to sublet or locate a new tenant for the 25,000 square feet of space under the second lease. Allaire also leases office space in other cities for its sales personnel. Allaire believes that these existing facilities are adequate to meet its current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.


Item 3.   Legal Proceedings

From time to time Allaire has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of third party trademarks and other intellectual property rights by Allaire and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Allaire is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.


Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Allaire has one class of stock outstanding, its common stock, which has a par value of $.01 per share. Allaire effected its initial public offering in January 1999 at a price of $20.00 per share. Since that date, Allaire's common stock has traded on the Nasdaq National Market under the symbol "ALLR."

Allaire sold 2,875,000 shares of its common stock, in the initial public offering, pursuant to a Registration Statement on Form S-1 (File No. 333-68639), which was declared effective by the Securities and Exchange Commission on January 22, 1999. The managing underwriters of the offering were Credit Suisse First Boston, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and NationsBanc Montgomery Securities LLC. The aggregate gross proceeds of the offering were $57.5 million. Allaire's total expenses in connection with the offering were $5.2 million, of which $4.0 million was for underwriting discounts and commissions and $1.2 million was for other expenses paid to persons other than directors or officers of Allaire, persons owning more than 10 percent of any class of equity securities of Allaire, or affiliates of Allaire. Allaire's net proceeds from the offering were $52.3 million.

In the fourth quarter of 1998, Allaire issued and sold 4,600 shares of its common stock for aggregate consideration of $3,450 pursuant to the exercise of previously granted stock options by one employee of Allaire. On December 7, 1998, Allaire issued and sold 31,250 shares of Series A Convertible Preferred Stock to MC Silicon Valley, Inc., a subsidiary of Mitsubishi Corporation, Allaire's Japanese distributor for aggregate consideration of $500,000. Each of these 31,250 shares of Series A Convertible Stock were automatically converted into one share of Allaire's common stock upon the closing of Allaire's initial public offering. The issuances in the fourth quarter of 1998 described in this
Item 5 were made in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of these issuances involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting discounts or commissions were paid.


Holders of Record

As of March 2, 1999, there were 146 holders of record of Allaire's common stock.


Dividends

Allaire has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. Allaire currently intends to retain future earnings, if any, to fund the expansion and growth of its business. Payment of future dividends, if any, will be at the discretion of Allaire's Board of Directors after taking into account various factors, including Allaire's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Item 6.  Selected Financial Data

The selected financial data set forth below has been derived from Allaire's audited financial statements. This data should be read in conjunction with Allaire's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this document.

Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance.



                                               Period from Inception                      Year Ended December 31,
                                               (May 5, 1995) through     --------------------------------------------------------
                                                 December 31, 1995            1996                  1997             1998
                                                 -----------------            ----                  ----             ----
                                                                        (In thousands, except per share data)
Statement of Operations Data:
Revenue:
      Software license fees                               $--                $2,358                $7,116          $17,187
      Services                                             --                    --                   534            3,325
                                                           --                    --                   ---            -----

      Total revenue                                        --                 2,358                 7,650           20,512
                                                           --                 -----                 -----           ------

Cost of revenue:
      Software license fees                                --                   234                   961            1,915
      Services                                             --                    --                 1,453            4,081
                                                           --                    --                 -----            -----

      Total cost of revenue                                --                   234                 2,414            5,996
                                                           --                   ---                 -----            -----

Gross profit                                               --                 2,124                 5,236           14,516
                                                           --                 -----                 -----           ------

Operating expenses:
      Research and development                             65                   873                 2,702            4,782
      Sales and marketing                                  49                 1,576                 7,272           16,157
      General and administrative                           74                 1,387                 2,874            4,313
                                                           --                 -----                 -----            -----

      Total operating expenses                            188                 3,836                12,848           25,252
                                                          ---                 -----                ------           ------

Loss from operations                                    (188)               (1,712)               (7,612)         (10,736)
Interest income (expense), net                             --                    14                   187             (34)
                                                           --                    --                   ---             ----

Net loss                                               $(188)              $(1,698)              $(7,425)        $(10,770)
                                                       ======              ========              ========        =========


Basic and diluted net loss per share                  $(0.09)               $(0.97)                $(4.40)         $(3.67)
Shares  used in  computing  basic and  diluted
net loss per share                                      2,200                 1,743                  1,687           2,938
Unaudited  pro  forma  basic and  diluted  net
loss per share                                                                                     $(1.38)         $(1.51)
Shares used in computing  unaudited  pro forma
basic and diluted net loss per share                                                                 5,378           7,139


                                                                         December 31,
                                                   ----------------------------------------------------------
                                                       1995           1996          1997           1998
                                                       ----           ----          ----           ----

Balance Sheet Data:
Cash and cash equivalents                                 $17          $526         $5,521         $1,847
Working capital (deficit)                               (231)           224          1,492        (8,513)
Total assets                                              119         2,038          9,697          9,953
Total long-term debt, net of current portion               --            --            499          1,193
Total redeemable convertible preferred stock               --         2,800         12,673         12,673
Total stockholders' deficit                             (181)       (1,768)        (9,153)       (18,475)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes,""anticipates,""plans,""expects" and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth above in "Item 1A. Risk Factors," that may cause the actual results, performance and achievements of Allaire to differ materially from those indicated by the forward-looking statements.

Overview

Allaire develops, markets and supports software for a wide range of Web development, from building static Web pages to developing high-volume, interactive Web applications. Allaire was established in May 1995 and recorded its first revenue upon delivery of ColdFusion 1.5 to its customers in February 1996. Also in 1996, Allaire moved its headquarters from Minnesota to Cambridge, Massachusetts. In March 1997, Allaire expanded its product offerings by acquiring the HomeSite HTML design tool through the purchase of substantially all of the assets of Bradbury Software L.L.C. ("Bradbury"). In November 1998, Allaire introduced the Enterprise version of its Cold Fusion Server products, as well as versions 4.0 of its other ColdFusion and HomeSite software products.

Allaire's revenue is derived principally from license fees for software products and, to a lesser extent, fees for a range of services complementing these products, primarily training and technical support. Software license fees include sales of licenses for the then-current version of Allaire's products, product upgrades and subscriptions. Subscriptions entitle the customer to all new releases for a specific product during the subscription period, generally 12 months.

Revenue from sales of licenses to use Allaire's software products and product upgrades is recognized upon delivery to customers, provided no significant post-delivery obligations or uncertainties remain and collection of the related receivable is probable. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on their relative fair values, with these fair values being determined using the price charged when that element is sold separately. For agreements with specified upgrade rights, the revenue related to such upgrade rights is deferred until the specified upgrade is delivered. Allaire provides most of its distributors with rights of return. An allowance for estimated future returns is recorded at the time revenue is recognized based on Allaire's historical experience. Revenue from subscription sales is recognized ratably over the term of the subscription period. Services revenue is recognized as services are rendered or ratably over the term of the service agreement.

In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SoP") 97-2, Software Revenue Recognition, which provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and related services. Allaire adopted SoP 97-2 for all transactions entered into after December 31, 1997. Subsequently, in March 1998, the Financial Accounting Standards Board ("FASB") approved SoP 98-4, Deferral of the Effective Date of a Provision of SoP 97-2, Software Revenue Recognition. SoP 98-4 provides for the one-year deferral of certain provisions of SoP 97-2 pertaining to its requirements for what constitutes vendor specific objective evidence of the fair value of multiple elements included in an arrangement. In December 1998, the FASB issued SoP 98-9, Modification of SoP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which retained the limitations of SoP 97-2 on what constitutes vendor specific objective evidence of fair value. SoP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Based upon its interpretation of SoP 97-2, 98-4 and 98-9, Allaire believes that its current revenue recognition policies and practices are consistent with the provisions of the new guidance. Adoption of SoP 97-2 and SoP 98-4 did not have a material impact on Allaire's financial condition or results of operation. Adoption of SoP 98-9 is not expected to have a material impact on Allaire's financial condition or results of operation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, costs associated with the development of computer software are expensed prior to the establishment of technological feasibility and capitalized thereafter when material. No software development costs have been capitalized because costs eligible for capitalization have not been material to Allaire's financial condition or results of operations.

Allaire generates its revenue through direct sales of licenses to end users and through its indirect distribution channel. Direct revenue is generated by Allaire's direct sales force and via Allaire's Web site. The indirect distribution channel includes distributors, direct and original equipment manufacturer resellers, system integrators and Allaire Alliance members. During the second half of 1997, Allaire established relationships with its primary distribution partners in North America, Europe and Asia Pacific. Revenue generated by the indirect distribution channel accounted for 13%, 28% and 45% of total revenue for 1996, 1997 and 1998, respectively. Allaire anticipates that revenue derived from the indirect distribution channel will continue to represent a significant percentage of total revenue. Allaire primarily derives its international revenue through its indirect distribution channel. International revenue accounted for 17%, 20% and 13% of total revenue for 1996, 1997 and 1998, respectively.

Allaire has experienced substantial net losses in each fiscal period since its inception and, as of December 31, 1998, had an accumulated deficit of $20.2 million. Such net losses and accumulated deficit resulted from Allaire's lack of substantial revenue and the significant costs incurred in the development of Allaire's products and in the preliminary establishment of Allaire's infrastructure. Allaire expects to increase its expenditures in all areas in order to execute its business plan, particularly in research and development and sales and marketing. The planned increase in sales and marketing expense will primarily result from the hiring of additional sales force personnel to focus on major account sales and marketing programs to increase brand awareness.

Allaire's limited operating history and the undeveloped nature of the market for Web development products make predicting future revenue difficult. Allaire's expense levels are based, in part, on its expectations regarding future revenue increases, and to a large extent such expenses are fixed, particularly in the short term. There can be no assurance that Allaire's expectations regarding future revenue are accurate. Moreover, Allaire may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to Allaire's expectations would likely cause significant declines in Allaire's quarterly operating results.

Allaire is also increasing its sales and marketing efforts focused on larger purchases by larger customers. Such transactions are generally more complex and may increase the length of Allaire's average sales cycle. Allaire anticipates that an increasing portion of its revenue could be derived from larger orders, in which case the timing of receipt and fulfillment of any such orders could cause fluctuations in Allaire's operating results, particularly on a quarterly basis.

Due to the foregoing factors, Allaire's operating results are difficult to forecast. Allaire believes that period-to-period comparisons of its historical operating results are not meaningful and should not be relied upon as an indication of future performance. Also, Allaire's operating results may fall below its expectations or the expectations of securities analysts or investors in some future quarter. In such event, the market price of Allaire's common stock would likely be materially adversely affected.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in Allaire's statement of operations.

                                                      Year Ended December 31,
                                                 1996               1997               1998
                                                 ----               ----               ----
Revenue:
      Software license fees                     100.0%              93.0%             83.8%
      Services                                     0.0                7.0              16.2
                                                   ---                ---              ----

      Total revenue                              100.0              100.0             100.0
                                                 -----              -----             -----

Cost of revenue:
      Cost of software license fees                9.9               12.6               9.3
      Cost of services                             0.0               19.0              19.9
                                                   ---               ----              ----

      Total cost of revenue                        9.9               31.6              29.2
                                                   ---               ----              ----

Gross profit                                      90.1               68.4              70.8
                                                  ----               ----              ----

Operating expenses:
      Research and development                    37.1               35.3              23.3
      Sales and marketing                         66.8               95.1              78.8
      General and administrative                  58.8               37.5              21.0
                                                  ----               ----              ----

      Total operating expenses                   162.7              167.9             123.1
                                                 -----              -----             -----

Loss from operations                            (72.6)             (99.5)            (52.3)
Interest income (expense), net                     0.6                2.4             (0.2)
                                                   ---                ---             -----

Net loss                                       (72.0)%            (97.1)%           (52.5)%
                                               =======            =======           =======

Years Ended December 31, 1997 and 1998

Revenue

Total revenue increased 168% from $7.7 million for 1997 to $20.5 million for 1998.

Software License Fees. Revenue from software license fees increased 142% from $7.1 million for 1997 to $17.2 million for 1998. The increase was primarily due to an increase in the number of licenses sold to use Allaire's software products including HomeSite, which Allaire began selling in March 1997, and ColdFusion Studio, which was released in November 1997. The growth in unit sales was also attributable to the establishment of relationships with key domestic and international distribution partners during the second half of 1997. To a lesser degree, the increase in revenue from software license fees resulted from an increase in product price associated with the release of new versions of Allaire's products during the second half of 1997 and the fourth quarter of 1998.

Services. Revenue from services increased 523% from $534,000 for 1997 to $3.3 million for 1998. The increase was primarily attributable to growth in training revenue resulting from an increase in Allaire's installed customer base.

Cost of Revenue

Cost of Software License Fees. Cost of software license fees includes costs of product media duplication, manuals, packaging materials, licensed technology and fees paid to third party vendors and agents for order fulfillment. Cost of software license fees increased 99% from $961,000 for 1997 to $1.9 million for 1998. The increase in absolute dollars was due to higher unit sales volume. The improvement in software license fees gross margins from 86% for 1997 to 89% for 1998 was primarily attributable to economies of scale achieved with higher sales volume in 1998. In the future, Allaire expects that additional economies of scale may be offset by increased licensed technology costs related to new versions of ColdFusion.

Cost of Services. Cost of services consists primarily of personnel costs. Cost of services increased 181% from $1.5 million for 1997 to $4.1 million for 1998. The increase in absolute dollars resulted primarily from the hiring of additional employees and the use of contract trainers to support increased customer demand for training classes and technical support. The improvement in services gross margins from (172)% for 1997 to (23)% for 1998 was primarily attributable to the substantial growth in services revenue. Continued improvement in services gross margins is contingent upon an increase in future demand for the services offered by Allaire.

Overall gross margins are primarily affected by the mix of products licensed, sales through direct versus indirect distribution channels, software license fees revenue versus services revenue, and international versus domestic revenue. Allaire typically realizes higher gross margins on direct sales relative to indirect distribution channel sales and higher gross margins on software license fees relative to services revenue. As services revenue or revenue derived through indirect distribution channels increase as a percentage of total revenue, Allaire's gross margins may be adversely affected.

Operating Expenses

Research and Development. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 77% from $2.7 million for 1997 to $4.8 million for 1998. The increase primarily resulted from salaries associated with newly hired development personnel and consulting costs related to product localization. Allaire anticipates that research and development expenses will continue to increase in absolute dollars.

Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, commissions and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses increased 122% from $7.3 million for 1997 to $16.2 million for 1998. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and, to a lesser extent, an increase in marketing programs, including trade shows, seminars and product launch activities. Allaire anticipates that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to support its brand awareness, product launches, international expansion and increased focus on major account sales.

General and Administrative. General and administrative expenses consist primarily of employee salaries and other personnel-related costs for executive and financial personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased 50% from $2.9 million for 1997 to $4.3 million for 1998. The increase was primarily attributable to salaries associated with newly hired personnel and related costs required to manage Allaire's growth and facilities expansion. In addition, Allaire incurred a charge of $400,000 in the fourth quarter of 1998 for costs relating to exiting a facilities lease. Allaire expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanded operations and facilities, and incurs expenses relating to its new responsibilities as a public company.

Interest Income (Expense), Net. Interest income (expense), net decreased from net interest income of $187,000 for 1997 to net interest expense of $34,000 for 1998. The decrease was primarily due to an increase in interest expense attributable to Allaire's capital lease and notes payable obligations.

Provision for Income Taxes. Allaire has incurred significant operating losses for all periods from inception through December 31, 1998. Allaire has recorded a valuation allowance for the full amount of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

Years Ended December 31, 1996 and 1997

Revenue

Allaire's total revenue increased 224% from $2.4 million for 1996 to $7.7 million for 1997.

Software License Fees. Revenue from software license fees increased 202% from $2.4 million for 1996 to $7.1 million for 1997. The increase was primarily due to an increase in the number of licenses sold to use Allaire's software products including HomeSite, which Allaire began selling in March 1997. The growth in unit sales was also attributable to the establishment of relationships with key domestic and international distribution partners during the second half of 1997. To a lesser degree, the increase in revenue from software license fees resulted from an increase in product price associated with the release of new versions of Allaire's products during the second half of 1997 and the introduction of subscription sales in the fourth quarter of 1996.

Services. Prior to 1997, Allaire provided minimal technical support to its customers and recognized no revenue from such services during 1996. During 1997, Allaire introduced training and fee-based technical support to its customers.

Cost of Revenue

Cost of Software License Fees. Cost of software license fees increased 311% from $234,000 for 1996 to $961,000 for 1997. The increase in absolute dollars was due to higher unit sales volume. The decrease in software license fee gross margins from 90% for 1996 to 86% for 1997 was primarily attributable to an increase in licensed technology costs and fees paid to third-party agents for order fulfillment.

Cost of Services. Allaire recognized no revenue from services during 1996. The cost of services incurred during 1997 related to the establishment of Allaire's training organization and the hiring of additional technical support personnel.

Operating Expenses

Research and Development. Research and development expenses increased 210% from $873,000 for 1996 to $2.7 million for 1997. The increase primarily resulted from salaries associated with newly hired development personnel and consulting costs related to product localization.

Sales and Marketing. Sales and marketing expenses increased 361% from $1.6 million for 1996 to $7.3 million for 1997. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and, to a lesser extent, an increase in marketing programs, including trade shows, seminars and product launch and brand awareness activities.

General and Administrative. General and administrative expenses increased 107% from $1.4 million for 1996 to $2.9 million for 1997. The increase was primarily due to employee salaries associated with the hiring of executive and financial personnel to help manage Allaire's growth. Allaire also settled a wrongful termination action with a former employee and agreed to pay the plaintiff a one-time cash settlement of $285,000.

Interest Income, Net. Interest income, net of interest expense, increased from $14,000 for 1996 to $187,000 for 1997. The increase was primarily attributable to interest earned on cash received from financing activities during 1997, partially offset by interest expense attributable to Allaire's capital lease obligations.


Liquidity and Capital Resources

From its inception through December 31, 1998, Allaire funded its operations primarily through net cash proceeds from private placements of preferred stock totaling $12.8 million. At December 31, 1998, Allaire had cash and cash equivalents totaling $1.8 million. In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and offering expenses.

Cash used for operating activities for 1997 was $3.3 million, primarily due to a net loss of $7.4 million, partially offset by increases in accounts payable, accrued expenses and deferred revenue. Cash used for operating activities for 1998 was $3.4 million, primarily due to a net loss of $10.8 million, partially offset by increases in accrued expenses and deferred revenue.

Cash used for investing activities for 1997 and 1998 was $1.8 million and $2.5 million, respectively. Investing activities for the periods were primarily purchases of equipment, consisting largely of computer servers, workstations and networking equipment.

Cash provided by financing activities for 1997 was $10.0 million, primarily due to the issuance of preferred stock for net proceeds totaling $9.6 million. Cash provided by financing activities for 1998 was $2.2 million, primarily due to the issuance of notes payable of $1.6 million, the proceeds of $541,000 from the exercise of common stock options, and the proceeds of $496,000 from the issuance of preferred stock.

In March 1997, Allaire acquired substantially all of the assets of Bradbury, including all rights to the HomeSite HTML design tool in exchange for $252,000 in cash and 13,000 shares of Series A Preferred Stock. In order to finance the acquisition, Allaire issued 10% convertible notes payable totaling $252,000 and warrants to purchase 6,300 shares of common stock at a price of $4.00 per share to two stockholders of Allaire. In addition, as part of the acquisition agreement, Allaire paid Bradbury's former owner $165,000 in October 1998, based on the length of time he had been employed by Allaire.

At December 31, 1998, Allaire was party to a line of credit agreement which provided for borrowings up to $2.0 million for working capital purposes and for the issuance of letters of credit. Amounts available under the line were determined based upon eligible accounts receivable. All borrowings and letters of credit were collateralized by substantially all of Allaire's assets and all borrowings bore interest at the bank's prime rate (7.75% as of December 31, 1998) plus 1%. As of December 31, 1998, letters of credit totaling $487,000 had been issued against the line and $1.5 million was available for additional borrowings. The original terms of the line of credit required the maintenance of certain minimum financial ratios and conditions; however, these financial covenants were waived for the period from May 1998 through the termination of the line of credit. The line of credit terminated upon the closing of Allaire's initial public offering in January 1999.

In May 1998, Allaire entered into an equipment loan line agreement to borrow up to $2.0 million for the purchase of fixed assets through December 1998. The initial term of each loan is 36 months from the borrowing date. Monthly payments are equal to 3.155% of the original amount borrowed, for an effective interest rate of approximately 15%. At the end of the term, Allaire may choose to make one additional payment of 15% of the original amount funded or, if no default has occurred, the term may be extended for an additional six months at the original monthly payment rate. At December 31, 1998, Allaire had $1.5 million outstanding under the line, which was collateralized by previous purchases of furniture and equipment.

As of December 31, 1998, Allaire's primary commitments consisted of obligations related to operating leases, $1.5 million of notes payable under the equipment loan line and $499,000 of capital lease obligations.

As of December 31, 1998, Allaire had net operating loss carryforwards of approximately $18.1 million available for federal purposes to reduce future taxable income expiring at various dates through 2018. Under the provisions of the Internal Revenue Code, certain substantial changes in Allaire's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income.

Allaire expects to experience significant growth in its operating expenses for the foreseeable future in order to execute its business plan, particularly research and development and sales and marketing expenses. As a result, Allaire anticipates that such operating expenses, as well as planned capital expenditures, will constitute a material use of its cash resources. In addition, Allaire may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Allaire believes that the net proceeds from the closing of the initial public offering, together with its existing cash and cash equivalents, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements. Because ColdFusion does not involve data storage, the ability of a Web application built with ColdFusion to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. If ColdFusion is connected to a database that is not Year 2000 compliant, the information received by a ColdFusion application may be incorrect. Therefore, although Allaire believes its products are Year 2000 compliant, there can be no assurance that Web applications developed using its products will comply with Year 2000 requirements.

The purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for Web development activities, which could have a material adverse effect on Allaire's business, operating results and financial condition. Year 2000 complications may disrupt the operations, viability or commercial acceptance of the Internet, which could have a material adverse impact on Allaire's business, operating results and financial condition.

In connection with Allaire's installation of new internal software systems in October 1998, Allaire received verbal confirmations from software vendors that the software it installed is Year 2000 compliant, and it is in the process of obtaining written certifications from such vendors to the same effect. Based on the foregoing, Allaire currently has no reason to believe that its internal software systems are not Year 2000 compliant. To date, Allaire has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in Allaire's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire relies on third party vendors which may not be Year 2000 compliant for certain equipment and services. In addition, many of Allaire's distributors are dependent on commercially available operating systems, which may be impacted by Year 2000 complications. To date, Allaire has not conducted a Year 2000 review of its vendors or distributors. Failure of systems maintained by Allaire's vendors or distributors to operate properly with regard to the Year 2000 and thereafter could require Allaire to incur significant unanticipated expenses to remedy any problems or replace affected vendors, could reduce Allaire's revenue from its indirect distribution channel and could have a material adverse effect on Allaire's business, operating results and financial condition.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Under SFAS No. 131, operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 is effective for Allaire's fiscal year ending December 31, 1998 and relates to disclosure only.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for Allaire's fiscal year ending December 31, 1998. SFAS No. 132 relates to disclosure only and did not affect Allaire's financial condition or results of operations.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Allaire does not expect SFAS No. 133 to have a material effect on its financial condition or results of operations.

In February 1998, the AcSEC issued SoP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. Allaire does not expect SOP 98-1, which is effective for Allaire beginning January 1, 1999, to have a material effect on its financial condition or results of operations.

In April 1998, the AcSEC issued SoP 98-5, Reporting on the Costs of Start-Up Activities. Start-up activities are defined broadly as those one-time activities relating to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for Allaire's fiscal 1999 financial statements and Allaire does not expect its adoption to have a material effect on its financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 1998, Allaire was exposed to market risks which primarily include changes in U.S. interest rates. Allaire maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on Allaire's financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

                              ALLAIRE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                                                                          Page
Financial Statements:
  Report of Independent Accountants......................................  25
  Balance Sheet as of December 31, 1997 and 1998.........................  26
  Statement of Operations for the Years Ended
    December 31, 1996, 1997 and 1998.....................................  27
  Statement of Redeemable Convertible Preferred
    Stock and Stockholders' Deficit for the Years
    Ended December 31, 1996, 1997 and 1998...............................  28
  Statement of Cash Flows for the Years Ended
    December 31, 1996, 1997 and 1998.....................................  29
  Notes to Financial Statements..........................................  30

Financial Statement Schedule:
  For the Years Ended December 31, 1996, 1997 and 1998
    Schedule II-Valuation and Qualifying Accounts........................  52

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Allaire Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allaire Corporation at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 3, 1999

                               ALLAIRE CORPORATION
                                  BALANCE SHEET
                 (In thousands, except share and per share data)




                                                                                      December 31,        Pro Forma
                                                                                  --------------------   December 31,
                                                                                     1997       1998        1998
                                                                                  ----------  --------   ------------
                                                                                                          (Note 14)
                                                                                                          unaudited)
Assets
Current Assets:
   Cash and cash equivalents ..................................................   $  5,521    $  1,847    $ 54,815
   Accounts receivable, net of allowance for doubtful accounts and sales returns of $487 and $479 at December 31, 1997
      and 1998, respectively ..................................................      1,413       3,142       3,142
   Prepaid expenses and other current assets ..................................        236       1,060         421
                                                                                  --------    --------    --------
        Total current assets ..................................................      7,170       6,049      58,378
   Property and equipment, net ................................................      2,209       3,484       3,484
   Other assets, net ..........................................................        318         420         420
                                                                                  --------    --------    --------
Total assets ..................................................................   $  9,697    $  9,953    $ 62,282
                                                                                  ========    ========    ========
Liabilities, Redeemable Convertible Preferred
Stock and Stockholders' Deficit
Current liabilities
   Current portion of capital lease obligations ...............................   $    315    $    340    $    340
   Current portion of notes payable ...........................................       --           418         418
   Accounts payable ...........................................................      1,601       3,256       3,256
   Accrued expenses ...........................................................      1,320       3,712       3,712
   Accrued employee compensation and benefits .................................      1,130       2,189       2,189
   Deferred revenue ...........................................................      1,312       4,647       4,647
                                                                                  --------    --------    --------

Total current liabilities .....................................................      5,678      14,562      14,562

   Capital lease obligations ..................................................        499         159         159
   Notes payable ..............................................................       --         1,034       1,034
                                                                                  --------    --------    --------
        Total liabilities .....................................................      6,177      15,755      15,755
                                                                                  --------    --------    --------
Redeemable convertible preferred stock:
   Series B, $.01 par value;
      Authorized:  514,306 shares at December 31, 1997 and December 31,
        1998 actual and pro forma
      Issued and outstanding:  514,306 shares at December 31, 1997 and
        December 31, 1998 actual; no shares issued and outstanding
        at December 31, 1998 pro forma ........................................      2,325       2,325        --
   Series C, $.01 par value;
      Authorized:  169,200 shares at December 31, 1997 and December 31,
        1998 actual and pro forma
      Issued and outstanding:  169,200 shares at December 31, 1997 and
        December 31, 1998 actual; no shares issued and outstanding
         at December 31, 1998 pro forma .......................................      1,000       1,000        --
   Series D, $.01 par value;
      Authorized: 2,500,000 shares at December 31, 1997 and
        December 31, 1998 actual and pro forma
      Issued and outstanding: 2,336,909 shares at December 31, 1997 and
        December 31, 1998 actual; no shares issued and outstanding
        at December 31, 1998 pro forma ........................................      9,348       9,348        --
                                                                                  --------    --------    --------
Total redeemable convertible preferred stock ..................................     12,673      12,673        --
                                                                                  --------    --------    --------
Stockholders' equity (deficit):
   Series A convertible preferred stock, $.01 par value;
      Authorized: 200,000 shares at
        December 31, 1997 and December 31, 1998 actual and pro forma
      Issued and outstanding:  56,557 shares at December 31, 1997;
        88,463 at December 31, 1998 actual; no shares issued and
        outstanding at December 31, 1998 pro forma ............................        255         751        --
   Common stock, $.01 par value;
      Authorized: 10,000,000 shares at December 31, 1997,
        35,000,000 at December 31, 1998 actual and pro forma
      Issued and outstanding: 3,002,500 shares at December 31, 1997, 4,148,586 issued and 4,145,169 outstanding at December 31, 1998 actual; 10,872,527
        issued and 10,869,110 outstanding at December 31, 1998 pro forma .......         30          41         109
   Additional paid-in capital .................................................         13       1,804      67,489
   Deferred compensation ......................................................       --          (850)       (850)
   Accumulated deficit ........................................................     (9,435)    (20,205)    (20,205)
   Stock subscriptions receivable .............................................        (16)        (16)        (16)
                                                                                  --------    --------    --------
   Total stockholders' equity (deficit)........................................     (9,153)    (18,475)     46,527
                                                                                  --------    --------    --------
   Commitments and contingencies (Note 13)
                                                                                  --------    --------    --------
        Total liabilities, redeemable conertible preferred stock and
           stockholders' equity (deficit)......................................   $  9,697    $  9,953    $ 62,282
                                                                                  ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                              ALLAIRE CORPORATION
                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                             Year ended December 31,
                                                     --------------------------------------
                                                       1996           1997           1998
                                                     --------       --------       --------

Revenue:
     Software license fees ....................      $  2,358       $  7,116       $ 17,187
     Services .................................          --              534          3,325
                                                     --------       --------       --------
        Total revenue .........................         2,358          7,650         20,512
                                                     --------       --------       --------

Cost of revenue:
     Software license fees ....................           234            961          1,915
     Services .................................          --            1,453          4,081
                                                     --------       --------       --------
        Total cost of revenue .................           234          2,414          5,996
                                                     --------       --------       --------

Gross profit ..................................         2,124          5,236         14,516
                                                     --------       --------       --------

Operating expenses:
     Research and development .................           873          2,702          4,782
     Sales and marketing ......................         1,576          7,272         16,157
     General and administrative ...............         1,387          2,874          4,313
                                                     --------       --------       --------

        Total operating expenses ..............         3,836         12,848         25,252
                                                     --------       --------       --------

Loss from operations ..........................        (1,712)        (7,612)       (10,736)
Interest income (expense), net ................            14            187            (34)
                                                     --------       --------       --------
Net loss ......................................      $ (1,698)      $ (7,425)      $(10,770)
                                                     ========       ========       ========
Basic and diluted net loss per share ..........      $  (0.97)      $  (4.40)      $  (3.67)

Shares used in computing basic and
     diluted net loss per share ...............         1,743          1,687          2,938

Unaudited pro forma basic and diluted
     net loss per share .......................                     $  (1.38)      $  (1.51)

Shares used in computing unaudited pro
     forma basic and diluted net loss per share                        5,378          7,139


   The accompanying notes are an integral part of these financial statements.

                              ALLAIRE CORPORATION
 STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                       (In thousands, except share data)

                                                                               Redeemable
                                                                               convertible                         Convertible
                                                                             preferred stock                     preferred stock
                                                                        Shares            Amount             Shares           Amount

Balance, December 31, 1995                                                    --       $       --               --       $       --

Issuance of common stock in exchange
  for stock subscriptions receivable

Issuance of Series A convertible preferred stock upon conversion
   of notes payable and accrued interest                                                                    43,557              177

Issuance of Series B redeemable convertible preferred stock,
  net of issuance costs of $55                                           508,849            2,300

Forgiveness of stock subscriptions receivable in exchange for cancellation of shares of common stock

Repurchase and cancellation of shares of common stock

Issuance of Series C redeemable convertible preferred stock,
  net of issuance costs of $12                                            84,600              500

Exercise of employee stock options

Net loss
                                                                      ----------       ----------       ----------       ----------

Balance, December 31, 1996                                               593,449            2,800           43,557              177

Issuance of Series A convertible preferred stock in
  acquisition of Bradbury Software L.L.C                                                                    13,000               78

Issuance of Series C redeemable convertible preferred stock               84,600              500

Issuance of Series B redeemable convertible preferred stock                5,457               25

Issuance of Series D redeemable convertible preferred stock,
   net of issuance costs of $42                                        2,272,719            9,091

Issuance of Series D redeemable convertible preferred stock upon
  conversion of notes payable and accrued interest                        64,190              257

Repayment of stock subscription receivable

Net loss
                                                                      ----------       ----------       ----------       ----------

Balance, December 31, 1997                                             3,020,415           12,673           56,557              255

Issuance of Series A convertible preferred stock,
   net of issuance costs of $9                                                                              31,906              496

Exercise of employee stock options

Repurchase of common stock held in treasury

Deferred compensation relating to grants of stock options

Compensation relating to grants of stock options

Net loss
                                                                      ----------       ----------       ----------       ----------

Balance, December 31, 1998                                             3,020,415       $   12,673           88,463       $      751
                                                                      ==========       ==========       ==========       ==========


                                                                                                   Additional
                                                                           Common stock              paid-in        Deferred
                                                                       Shares       Par value        capital      Compensation

Balance, December 31, 1995                                            2,200,000      $      22      $      --      $      --

Issuance of common stock in exchange
  for stock subscriptions receivable                                  1,800,000             18             27

Issuance of Series A convertible preferred stock upon conversion of notes payable and accrued interest

Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $55

Forgiveness of stock subscriptions receivable in exchange
  for cancellation of shares of common stock                           (920,000)            (9)           (14)

Repurchase and cancellation of shares of common stock                   (80,000)            (1)            (1)

Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $12

Exercise of employee stock options                                        2,500             --              1

Net loss
                                                                      ---------      ---------      ---------      ---------

Balance, December 31, 1996                                            3,002,500             30             13             --

Issuance of Series A convertible preferred stock in acquisition of Bradbury Software L.L.C

Issuance of Series C redeemable convertible preferred stock

Issuance of Series B redeemable convertible preferred stock

Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $42

Issuance of Series D redeemable convertible preferred stock upon conversion of notes payable and accrued interest

Repayment of stock subscription receivable

Net loss
                                                                      ---------      ---------      ---------      ---------

Balance, December 31, 1997                                            3,002,500             30             13             --

Issuance of Series A convertible preferred stock, net of issuance costs of $9

Exercise of employee stock options                                    1,146,086             11            530

Repurchase of common stock held in treasury                                                                (2)

Deferred compensation relating to grants of stock options                                                 997           (997)

Compensation relating to grants of stock options                                                          266            147

Net loss
                                                                      ---------      ---------      ---------      ---------

Balance, December 31, 1998                                            4,148,586      $      41      $   1,804      $    (850)
                                                                      ---------      ---------      ---------      ---------


                                                                                         Stock           Total
                                                                       Accumulated   subscriptions   stockholders'
                                                                         deficit       receivable       deficit

Balance, December 31, 1995                                            $    (203)      $      --       $    (181)

Issuance of common stock in exchange
  for stock subscriptions receivable                                                        (45)             --

Issuance of Series A convertible preferred stock upon conversion
   of notes payable and accrued interest                                                                    177

Issuance of Series B redeemable convertible preferred stock,
  net of issuance costs of $55                                              (55)                            (55)

Forgiveness of stock subscriptions receivable in exchange
  for cancellation of shares of common stock                                                 23              --

Repurchase and cancellation of shares of common stock                                         2              --

Issuance of Series C redeemable convertible preferred stock,
  net of issuance costs of $12                                              (12)                            (12)

Exercise of employee stock options                                                                            1

Net loss                                                                 (1,698)                         (1,698)
                                                                      ---------       ---------       ---------

Balance, December 31, 1996                                               (1,968)            (20)         (1,768)

Issuance of Series A convertible preferred stock in
  acquisition of Bradbury Software L.L.C                                                                     78

Issuance of Series C redeemable convertible preferred stock

Issuance of Series B redeemable convertible preferred stock

Issuance of Series D redeemable convertible preferred stock,
   net of issuance costs of $42                                             (42)                            (42)

Issuance of Series D redeemable convertible preferred stock upon conversion of notes payable and accrued interest

Repayment of stock subscription receivable                                                    4               4

Net loss                                                                 (7,425)                         (7,425)
                                                                      ---------       ---------       ---------

Balance, December 31, 1997                                               (9,435)            (16)         (9,153)

Issuance of Series A convertible preferred stock,
   net of issuance costs of $9                                                                              496

Exercise of employee stock options                                                                          541

Repurchase of common stock held in treasury                                                                  (2)

Deferred compensation relating to grants of stock options                                                    --

Compensation relating to grants of stock options                                                            413

Net loss                                                                (10,770)                        (10,770)
                                                                      ---------       ---------       ---------

Balance, December 31, 1998                                            $ (20,205)      $     (16)      $ (18,475)
                                                                      ---------       ---------       ---------


   The accompanying notes are an integral part of these financial statements.

                               ALLAIRE CORPORATION
                             STATEMENT OF CASH FLOWS
                        (In thousands, except share data)


                                                                                      Year ended December 31,
                                                                             ---------------------------------------
                                                                               1996           1997           1998
                                                                             --------       --------       ---------

Cash flows from operating activities:
   Net loss                                                                  $ (1,698)      $ (7,425)      $(10,770)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                                 94            726          1,378
     Interest converted into shares of preferred stock                              2              5             --
     Compensation expense relating to issuance of
       note payable under severance agreement                                      90             --             --
     Compensation expense relating to issuance of
      equity instruments                                                           --             --            413
     Changes in assets and liabilities:
      Accounts receivable                                                        (577)          (796)        (1,729)
      Prepaid expenses and other current assets                                   (76)          (149)          (824)
      Other assets                                                               (254)           (55)          (305)
      Accounts payable                                                            459          1,115          1,655
      Accrued expenses                                                            368          2,071          3,451
      Deferred revenue                                                           (103)         1,204          3,335
                                                                             --------       --------       --------

      Total adjustments                                                             3          4,121          7,374
                                                                             --------       --------       --------

      Net cash used for operating activities                                   (1,695)        (3,304)        (3,396)
                                                                             --------       --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                                           (598)        (1,502)        (2,450)
   Payment for acquisition of Bradbury Software L.L.C                              --           (252)            --
                                                                             --------       --------       --------

      Net cash used for investing activities                                     (598)        (1,754)        (2,450)
                                                                             --------       --------       --------

Cash flows from financing activities:
   Proceeds from sale leaseback transaction                                        --            421             --
   Principal payments on capital lease obligations                                 --           (165)          (315)
   Proceeds from issuance of convertible
     notes payable                                                                175            252             --
   Proceeds from issuance of notes payable                                         88             --          1,620
   Principal payments on notes payable                                           (195)           (33)          (168)
   Proceeds from sale of common stock                                               1             --            541
   Proceeds from sale of redeemable convertible
     preferred stock, net of issuance costs                                     2,733          9,574             --
   Proceeds from sale of convertible preferred
     stock, net of issuance costs                                                  --             --            496
   Payments to acquire treasury stock                                              --             --             (2)
   Payment received on stock subscription receivable                               --              4             --
                                                                             --------       --------       --------

      Net cash provided by financing activities                                 2,802         10,053          2,172
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                              509          4,995         (3,674)

Cash and cash equivalents, beginning of year                                       17            526          5,521
                                                                             --------       --------       --------
Cash and cash equivalents, end of year                                       $    526       $  5,521       $  1,847
                                                                             ========       ========       ========



Supplemental disclosure of cash flow information:
   Cash paid for interest                                                    $      4       $     46       $    162

Supplemental disclosure of non-cash investing and financing activities:
   Conversion of notes payable and related accrued
     interest of $2 into 43,557 shares of Series A
     convertible preferred stock                                             $    175       $     --       $     --
   Series A convertible preferred stock issued in acquisition
     of Bradbury Software L.L.C                                              $     --       $     78       $     --
   Conversion of note payable and related accrued
     interest of $5 into 64,190 shares of Series D redeemable
     convertible preferred stock                                             $     --       $    252       $     --
   Capital lease obligations                                                 $     --       $    979       $     --

   The accompanying notes are an integral part of these financial statements.

                               ALLAIRE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Allaire Corporation develops, markets and supports software for a wide range of Web development, from building static Web pages to developing high-volume, interactive Web applications. Allaire's products and services enable organizations to link their information systems to the Web, as well as to develop new Web-based business applications in areas such as electronic commerce, content management and personalization. Allaire's products interoperate with emerging Web application technologies as well as key enterprise information systems technologies.

Allaire was incorporated in the state of Minnesota in February 1996 as the surviving entity of a reorganization of Allaire, L.L.C., a Minnesota limited liability company originally formed in May 1995. At the time of the reorganization, the members of Allaire, L.L.C. exchanged their existing ownership interests for a proportionate number of shares of Allaire's common stock and substantially all assets and liabilities of Allaire, L.L.C. were transferred to Allaire at historical cost. In April 1997, Allaire was reorganized as a Delaware corporation.

Allaire operates in one industry segment and is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on principal products and third party technology, new product development, new product introductions and other activities of competitors, dependence on key personnel, reliance on a limited number of distributors, international expansion, lengthening sales cycle and limited operating history.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Allaire considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Allaire invests its excess cash in money market funds, commercial paper and U.S. Treasury securities which are subject to minimal credit and market risk. Allaire's cash equivalents are classified as available-for-sale and recorded at amortized cost which approximates fair value.

Revenue Recognition

Allaire recognizes revenue from software license fees upon delivery to customers provided no significant post-delivery obligations or uncertainties remain and collection of the related receivable is probable. Allaire accrues insignificant support costs associated with these licenses when revenue is recognized. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on their relative fair values, with these fair values being determined using the price charged when that element is sold separately. For arrangements which include specified upgrade rights, the fair value of such upgrade rights is deferred until the specified upgrade is delivered. Allaire provides most of its distributors with certain rights of return. An allowance for estimated future returns is recorded at the time revenue is recognized based on Allaire's return policies and historical experience. Allaire offers subscriptions which entitle customers to all new releases for a specific product during the term of the subscription agreement. Revenue from subscription sales is recognized ratably over the term of the subscription agreement. Training and consulting services revenue is recognized as services are rendered, and revenue under support agreements is recognized ratably over the term of the support agreement.

Fair Value of Financial Instruments

The carrying amounts of Allaire's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and redeemable convertible preferred stock, approximate their fair values at December 31, 1998.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially expose Allaire to concentrations of credit risk consist primarily of trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral generally is not required. One customer accounted for 22% and 44% of gross accounts receivable at December 31, 1997 and 1998, respectively. In addition, this same customer accounted for 29% of total revenue for the year ended December 31, 1998. No single customer accounted for 10% of total revenue for the years ended December 31, 1996 and 1997. Allaire maintains reserves for potential credit losses and such losses, in the aggregate, historically have not exceeded existing reserves.

Research and Development and Software Development Costs

Costs incurred in the research and development of Allaire's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to the establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed") and capitalized thereafter when material to Allaire's financial position or results of operations. No software development costs have been capitalized by Allaire since costs eligible for capitalization under SFAS No. 86 have been insignificant.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three to five years, using the straight-line method. Equipment held under capital leases are stated at the lower of fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease and are amortized on a straight-line basis over the shorter of the life of the related asset or the lease term. Repair and maintenance costs are expensed as incurred.

Accounting for Stock-Based Compensation

Allaire accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of Allaire's common stock at the date of grant. Allaire has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

Income Taxes

Prior to its reorganization as a C Corporation in February 1996 (Note 1), Allaire was treated as a partnership for federal and state income tax purposes. Accordingly, no provision for corporate income taxes was recorded during this period and all losses were passed through to Allaire's members. At the time of its reorganization, Allaire adopted the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes."

Advertising Expense

Allaire recognizes advertising expense as incurred. Advertising expense was $152,000, $643,000 and $763,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

Comprehensive Income

Allaire adopted SFAS No. 130 in 1998. SFAS No. 130 requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. During the years ended December 31, 1996, 1997 and 1998, Allaire had no items qualifying as other comprehensive income; accordingly, the adoption of SFAS No. 130 had no impact on Allaire's financial statements.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Under SFAS No. 131, operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 is effective for Allaire's fiscal year ending December 31, 1998 and relates to disclosure only.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for Allaire's fiscal year ending December 31, 1998. SFAS No. 132 relates to disclosure only and did not affect Allaire's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Allaire does not expect SFAS No. 133 to have a material affect on its financial position or results of operations.

In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SoP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. Allaire does not expect SoP 98-1, which is effective for Allaire beginning January 1, 1999, to have a material affect its financial position or results of operations.

In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for Allaire's fiscal 1999 financial statements and Allaire does not expect its adoption to have a material affect on its financial position or results of operations.


3. ACQUISITION

In March 1997, Allaire acquired the business and substantially all of the assets of Bradbury Software L.L.C. ("Bradbury"), including all rights to Bradbury's HomeSite software product, in exchange for $252,000 in cash and 13,000 shares of Allaire's Series A convertible preferred stock valued at $78,000. The Bradbury acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated based upon the fair value of assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired totaled $315,000. This amount has been included in other assets and is being amortized using the straight-line method over a three-year period. Amortization expense relating to this excess purchase price totaled $88,000 and $105,000 for the years ended December 31, 1997 and 1998, respectively. The operating results of Bradbury have been included in the financial statements since the date of the acquisition. Pro forma presentations have not been included as the acquisition was not material to the results of operations of Allaire.

The former owner of Bradbury is entitled to additional cash payments of up to $165,000, depending on the length of time he remains employed by Allaire. During the years ended December 31, 1997 and 1998, a total of $82,000 and $83,000, respectively, was earned and recorded as compensation expense under this arrangement.

In order to finance the Bradbury acquisition, Allaire issued 10% convertible notes payable totaling $252,000 and warrants to purchase 6,300 shares of Allaire's common stock at a price of $4.00 per share to two stockholders (Note
8). All principal and accrued interest of $5,000 on these notes was converted into 64,190 shares of Series D preferred stock in May 1997.

4. INVESTMENT IN YESLER SOFTWARE, INC.

In July 1998, Allaire entered into an agreement under which it contributed certain non-core technology and agreed to provide certain services to Yesler Software, Inc. ("Yesler") in exchange for 907,591 shares of Yesler's voting common stock, representing approximately 34% of the outstanding capital stock of Yesler at that time. Subsequently, Allaire transferred 76,903 shares of Yesler common stock to three of its employees. The value of the shares transferred was not material at the date transferred. Of the shares acquired, an aggregate of 605,060 shares are subject to repurchase at a price of $0.10 per share under certain circumstances. The number of shares subject to this repurchase right will be reduced quarterly over a three-year period. Allaire has no obligation to fund the future operations of Yesler and accounts for its investment under the equity method.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               December 31,
                                                       -----------------------------
                                                           1997           1998
                                                           ----           ----

Furniture and fixtures                                    $574,000       $951,000
Furniture and fixtures under capital lease                 127,000         78,000
Equipment                                                  638,000      2,365,000
Equipment under capital lease                              852,000        843,000
Software                                                   316,000        470,000
Leasehold improvements                                     148,000        386,000
                                                           -------        -------

                                                         2,655,000      5,093,000
Less: Accumulated depreciation and amortization          (446,000)    (1,609,000)
                                                         ---------    -----------

                                                        $2,209,000     $3,484,000
                                                        ==========     ==========


Depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 was $80,000, $434,000 and $1,175,000, respectively.

Capital Lease

In December 1996, Allaire entered into an agreement with a leasing company to establish a line of credit which enabled Allaire to finance up to $1,000,000 in purchases of property and equipment under capital leases (the "Lease Line"). Each borrowing under the Lease Line is payable in equal monthly installments over a period of 36 months. In connection with this agreement, Allaire issued warrants to purchase shares of its Series A convertible preferred stock (Note
7). The Lease Line expired in December 1997.

During 1997, Allaire sold and immediately leased back certain equipment under the Lease Line. The loss on this sale leaseback transaction was recorded in 1997 and was not material to Allaire's results of operations. Amortization of property and equipment under capital leases totaled $181,000 and $297,000 for the years ended December 31, 1997 and 1998, respectively. Accumulated amortization on property and equipment under capital lease totaled $181,000 at December 31, 1997 and $478,000 at December 31, 1998. Interest expense relating to capital lease obligations totaled $38,000 and $51,000 for the years ended December 31, 1997 and 1998, respectively.



6. LINES OF CREDIT

Working Capital Line

At December 31, 1998, Allaire was party to a line of credit agreement which provided for borrowings of up to $2,000,000 for working capital purposes and for the issuance of letters of credit. Amounts available under the line were determined based upon eligible accounts receivable. All borrowings and letters of credit were collateralized by substantially all of Allaire's assets and all borrowings bore interest at the bank's prime rate (7.75% as of December 31, 1998) plus 1%. As of December 31, 1998, letters of credit totaling $487,000 had been issued against the line and $1,513,000 was available for additional borrowings. The original terms of the line of credit required the maintenance of certain minimum financial ratios and conditions; however, these financial covenants were waived for the period from May 1998 through the termination of the line of credit. The line of credit terminated upon Allaire's initial public offering in January 1999.

Equipment Loan Line

In May 1998, Allaire entered into an equipment loan line agreement (the "Equipment Loan Line") under which Allaire was able to borrow up to $2,000,000 to finance fixed asset purchases through December 1998. The initial term of each loan is 36 months from the borrowing date. Monthly payments are equal to 3.155% of the original amount borrowed, for an effective interest rate of approximately 15%. At the end of term, Allaire may choose to make one additional payment of 15% of the original amount funded or, if no default has occurred, the term may be extended for an additional 6 months at the original monthly payment rate. The Equipment Loan Line contains no financial covenants and there are no cross-default provisions in connection with the equipment and working capital line described above. All borrowings are collateralized by the purchased assets. Allaire borrowed $1,406,000 in June 1998 and $214,000 in November 1998 under the Equipment Loan Line, which was collateralized by previously purchased equipment. The Equipment Loan Line expired in December 1998. At December 31, 1998, annual cash payments on the borrowings under the Equipment Loan Line are as follows:


      1999............................................      $ 613,000
      2000............................................        613,000
      2001............................................        583,000
                                                              -------

      Total cash payments.............................      1,809,000
      Less--amount representing interest..............        357,000
                                                              -------

      Present value of notes payable..................    $ 1,452,000
                                                          ===========


Other Lines of Credit

In December 1998, Allaire obtained a commitment from existing investors to provide a $3.0 million working capital line of credit which terminated upon the closing of Allaire's initial public offering in January 1999.


7. PREFERRED STOCK

The holders of the Series A, Series B, Series C and Series D preferred stock (the "Preferred Stock") are hereinafter referred to collectively as the "Preferred Stockholders" and the holders of the Series B, Series C and Series D preferred stock (the "Redeemable Preferred Stock") are hereinafter referred to collectively as the "Redeemable Preferred Stockholders." The Preferred Stockholders have the following rights and privileges:

Voting Rights

The Preferred Stockholders generally vote together with all other classes and series of stock as a single class on all matters and are entitled to a number of votes equal to the number of shares of common stock into which each share of such stock is convertible. With respect to the number of directors, only the Redeemable Preferred Stockholders, voting as a single class, may vote on any increase of the maximum number of directors constituting the Board of Directors to a number in excess of five. With respect to the election of directors, the Redeemable Preferred Stockholders, voting as a single class, may elect one director and the common stockholders and Preferred Stockholders, voting as a single class, may elect two directors. The remaining two directors shall be elected by a combined vote of both the common stockholders and the Series A preferred stockholders, voting as a single class, and the Redeemable Preferred Stockholders, voting as a single class.

Conversion

Each share of Series A, Series B and Series C preferred stock is convertible, at the option of the holder, into two shares of common stock, except for 31,906 shares of Series A preferred stock, each of which converts into one share of common stock, subject to certain anti-dilution adjustments. Each share of Series D Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to certain anti-dilution adjustments. The Series A preferred stock will automatically convert into shares of common stock upon the closing of an underwritten public offering of Allaire's common stock involving aggregate proceeds to Allaire of at least $2,000,000. The Series B, Series C and Series D preferred stock will automatically convert into shares of common stock upon the closing of an underwritten public offering of Allaire's common stock involving aggregate proceeds to Allaire of at least $15,000,000 and a per share price of not less than $11.30. All shares of Preferred Stock automatically converted into 3,848,941 shares of common stock upon the closing of Allaire's initial public offering in January 1999.

Dividend Rights

The Preferred Stockholders are not entitled to receive any dividends unless declared by Allaire's Board of Directors. In the event that dividends are paid on the common stock, the Preferred Stockholders are entitled to receive dividends at the same rate and at the same time as the common stockholders, with each share of preferred stock being treated as equal to the number of shares of common stock into which each share of such stock is convertible.

Liquidation Preferences

In the event of any liquidation, dissolution or winding up of Allaire, the Preferred Stockholders are entitled to receive, in preference to the holders of the common stock, an amount equal to the greater of the original purchase price per share, respectively, subject to certain anti-dilution adjustments, or such amount as would have been payable had such shares been converted to common stock just prior to liquidation. The original purchase price per share of the Series B, Series C and Series D preferred stock was $4.52, $5.91 and $4.00, respectively. The original purchase price per share of the Series A preferred stock was $4.07, except for 656 and 31,250 shares which had an original purchase price per share of $8.00 and $16.00, respectively. Any assets remaining following the initial distribution to the Preferred Stockholders shall be available for distribution ratably among the common stockholders only.

Redemption

At the request of at least 50% of the holders of the Redeemable Preferred Stock at any time beginning in June 2002, Allaire shall redeem one-third of the then outstanding shares of each series of Redeemable Preferred Stock. Subsequently, on the first and third anniversaries of the initial redemption date, Allaire shall redeem 50% and 100%, respectively, of the remaining outstanding shares of each series. Upon redemption, each holder of the Series B, Series C and Series D preferred stock will be entitled to receive a cash payment equal to $4.52 per share, $5.91 per share and $4.00 per share, respectively, plus any declared but unpaid dividends.

Convertible Notes Payable

During 1996, Allaire issued 10% convertible notes payable totaling $175,000 to two of Allaire's stockholders. All principal and accrued interest of $2,000 on these notes was subsequently converted into 43,557 shares of Series A preferred stock prior to December 31, 1996.

Preferred Stock Warrants

Pursuant to the terms of a capital lease line of credit (Note 5), Allaire issued warrants to purchase 17,699 shares of Series A preferred stock at a price of $4.52 per share, subject to certain anti-dilution adjustments. These warrants are fully vested, exercisable at the option of the holder, in whole or in part, and expire upon the earlier of ten years from the date of grant or five years from the effective date of an initial public offering of Allaire's common stock. The value ascribed to these warrants was not significant.

At December 31, 1998, Allaire has reserved 17,699 shares of its Series A preferred stock for issuance upon exercise of outstanding warrants. These warrants converted to warrants to purchase 35,398 shares of common stock upon the closing of Allaire's initial public offering in January 1999.

Undesignated Preferred Stock

At December 31, 1998, Allaire has authorized the issuance of up to 1,616,494 shares of undesignated preferred stock. Issuances of the undesignated preferred stock may be made at the discretion of the Board of Directors (without stockholder approval) in one or more series and with such designations, rights and preferences as determined by the Board. As a result, the undesignated preferred stock may have dividend, liquidation, conversion, redemption, voting or other rights which may be more expansive than the rights of the holders of the Preferred Stock and the common stock.

8. COMMON STOCK

Treasury Shares

Of the common stock issued, an aggregate of 3,417 shares with a cost of $2,000 were held by Allaire as treasury shares and were included as a reduction to additional paid-in capital at December 31, 1998.

Stock Restriction Agreements

Allaire has executed stock restriction agreements with its founder and certain of its employees. Under the terms of the founder's stock restriction agreement, Allaire has the right to repurchase, at a price of $2.26 per share, any unvested common shares in the event of the founder's voluntary resignation. All other restriction agreements give Allaire the right to repurchase, for an amount equal to the original consideration paid, any unvested common shares in the event of voluntary resignation or termination of employment with Allaire for cause. Allaire's repurchase rights lapse at various dates through January 31, 2000 or, in the case of the founder, upon the closing of an initial public offering of Allaire's common stock, which occurred in January 1999. At December 31, 1998, an aggregate of 170,000 and 138,750 shares of Allaire's outstanding common stock were subject to repurchase under the stock restriction agreements, at prices of $2.26 and $.025 per share, respectively.

All employees who have been granted options by Allaire under the 1997 Stock Incentive Plan are eligible to elect immediate exercise of all such options. However, shares obtained by employees who elect to exercise prior to the original option vesting schedule are subject to Allaire's right of repurchase, at the option exercise price, in the event of termination. Allaire's repurchase rights lapse at the same rate as the shares would have become exercisable under the original vesting schedule. At December 31, 1998, Allaire had the right to repurchase 364,895 shares of common stock issued under the 1997 Stock Incentive Plan.

Stock Subscriptions Receivable

Allaire held notes receivable from certain stockholders at December 31, 1998 in consideration for the purchase of Allaire common stock. The notes are due February 1, 2001 and accrue interest at a rate of 5.61% per annum. These loans are secured by the underlying common stock and, consequently, are reflected as an offset to stockholders' equity.

Common Stock Warrants

Pursuant to the issuance of convertible notes payable in 1996 (Note 7), Allaire issued warrants to purchase 8,599 shares of its common stock at a price of $2.03 per share, subject to certain anti-dilution adjustments. These warrants are fully vested, exercisable at the option of the holders, in whole or in part, and expire in December 2001. The value ascribed to these warrants was not significant.

Pursuant to the issuance of convertible notes payable in 1997 (Note 3), Allaire issued warrants to purchase 6,300 shares of its common stock at a price of $4.00 per share, subject to certain anti-dilution adjustments. These warrants are fully vested, exercisable at the option of the holder, in whole or in part, and expire in March 2002. The value ascribed to these warrants was not significant.

Authorized Shares

On August 10, 1998, Allaire's Board of Directors approved an increase in the authorized shares of common stock, $.01 par value, to 35,000,000.

Reserved Shares

At December 31, 1998, Allaire had 5,570,052 shares of common stock reserved for issuance upon the exercise of common stock warrants and options and conversion of the outstanding preferred stock, including shares issuable upon the exercise of preferred stock warrants and subsequent conversion into common stock.


9. STOCK OPTIONS

All options issued by Allaire during the year ended December 31, 1996 were non-qualified, non-plan stock options issued to employees, advisors and consultants of Allaire. All options granted by Allaire during this period of time were issued at fair market value at the date of grant, vest either immediately or over a four-year period and expire ten years from the date of grant.

1997 Stock Incentive Plan

The 1997 Incentive Stock Plan (the "1997 Stock Plan") provides for the granting of incentive and non-qualified stock options and stock bonus awards to officers, directors, employees and consultants of Allaire. The maximum number of common shares that may be issued pursuant to the 1997 Stock Plan, as amended, is 1,726,000.

The exercise price of each stock option issued under the 1997 Stock Plan shall be specified by the Board of Directors at the time of grant. However, incentive stock options may not be granted at less than the fair market value of Allaire's common stock as determined by the Board of Directors at the date of grant or for a term in excess of ten years. All options granted under the 1997 Stock Plan through December 31, 1998 vest either immediately or over a four-year period for employees or over the service period for non-employees and expire ten years from the date of grant.

1998 Stock Incentive Plan

The 1998 Incentive Stock Plan (the "1998 Stock Plan") provides for the issuance of up to 1,900,000 shares of Allaire's common stock to eligible employees, officers, directors, consultants and advisors of Allaire. Under the 1998 Stock Plan, the Board of Directors may award incentive and non-qualified stock options, stock appreciation rights, performance shares and restricted and unrestricted stock. Incentive stock options may not be granted at less than the fair market value of Allaire's common stock at the date of grant and for a term not to exceed ten years. The exercise price under each non-qualified stock option shall be specified by the Compensation Committee. Grants of stock appreciation rights, performance shares, restricted stock and unrestricted stock may be made at the discretion of the Compensation Committee with terms to be defined therein.

During the years ended December 31, 1996 and 1997 compensation expense recognized for stock option grants made by Allaire under APB Opinion No. 25 was not significant. For the year ended December 31, 1998, compensation expense recognized for stock option grants totaled $413,000. Had compensation cost for Allaire's option grants been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, Allaire's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                 Year ended December 31,
                                                     ------------------------------------------------
                                                          1996            1997             1998
                                                          ----            ----             ----
Net loss:
     As reported................................      $(1,698,000)     $(7,425,000)   $(10,770,000)
     Pro forma..................................       (1,705,000)      (7,485,000)    (10,885,000)
Basic and diluted net loss per share:
     As reported................................           $(0.97)          $(4.40)         $(3.67)
     Pro forma..................................           $(0.98)          $(4.44)         $(3.70)


Because the determination of the fair value of all options granted after the closing of Allaire's initial public offering will include an expected volatility factor, because additional option grants are expected to be made subsequent to December 31, 1998, and because most options vest over several years, the pro forma effects of applying the fair value method may be material to reported net income or loss in future years.

Under SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model to apply the minimum value method with the following weighted-average assumptions used for grants made during the years ended December 31, 1996, 1997 and 1998: no dividend yield; risk free interest rates of 5.9%, 6.1% and 5.1%, respectively; no volatility; and an expected option term of 5 years.

Stock option activity during the years ended December 31, 1996, 1997 and 1998 was as follows:

                                                                                          Outstanding options
                                                                                          -------------------

                                                                                      Number of          Weighted average
                                                                                       shares             exercise price
                                                                                       ------             --------------

  Outstanding--December 31, 1995...........................................                  --                 $--
    Granted (weighted average fair value of $.11)..........................           1,130,000                 .44
    Exercised..............................................................             (2,500)                 .50
    Canceled...............................................................             (7,500)                 .50
                                                                                        -------

  Outstanding--December 31, 1996...........................................           1,120,000                 .44
    Granted (weighted average fair value of $.17)..........................           1,475,360                 .54
    Exercised..............................................................                  --                  --
    Canceled...............................................................           (221,260)                 .51
                                                                                      ---------

  Outstanding--December 31, 1997...........................................           2,374,100                 .50
    Granted (weighted average fair value of $2.95).........................             558,450                6.73
    Exercised..............................................................         (1,146,086)                 .47
    Canceled...............................................................           (113,650)                1.25
                                                                                     ---------

  Outstanding--December 31, 1998...........................................           1,672,814               $2.53
                                                                                     =========


As of December 31, 1998, 184,867 and 1,681,400 shares were available for grant under the 1997 Stock Plan and the 1998 Stock Plan, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                           Vested and exercisable
                                                                                           ----------------------

                                                            Weighted-average            Number        Weighted-average
                                                          remaining contractual           of              exercise
    Exercise price           Number outstanding              life (in years)            shares              price
    --------------           ------------------              ---------------            ------              -----

        $.25-.50                   1,144,772                       8.0                  432,927              $.45
       .75- 1.50                     181,492                       9.0                   18,770               .75
      4.00- 7.00                      81,550                       9.3                   15,000              4.00
      9.00-13.60                     265,000                       9.7                       --                --
                                    --------                                            -------

      $.25-13.60                   1,672,814                       8.5                  466,697              $.57
                                   =========                                            =======

Deferred Compensation

During 1998, Allaire granted stock options to purchase 477,950 shares of its common stock with exercise prices ranging from $.01 to $13.60. Allaire recorded compensation expense and deferred compensation relating to these options totaling $413,000 and $997,000, respectively, representing the difference between the estimated fair market value of the common stock on the date of grant and the exercise price. Compensation relating to options which vested immediately upon grant was expensed in full at the date of grant, while compensation related to options which vest over time was recorded as a component of stockholders' deficit and is being amortized over the vesting periods of the related options.

1998 Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 300,000 shares of Allaire's common stock to eligible employees. Under the Purchase Plan, Allaire is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. Allaire expects that the first offering period under the Purchase Plan will commence on July 1, 1999.

10. INCOME TAXES

Deferred tax assets are comprised of the following:

                                                                               December 31,

                                                                          1996               1997               1998
                                                                          ----               ----               ----

Deferred tax assets:
  Net operating loss carryforwards................................       $583,000          $3,442,000          $7,355,000
  Reserves not currently deductible...............................         87,000             216,000             248,000
  Tax credit carryforwards........................................         17,000              95,000             354,000
  Other...........................................................         29,000              85,000             422,000
                                                                           ------              ------             -------

    Total deferred tax assets.....................................        716,000           3,838,000           8,379,000
  Deferred tax asset valuation allowance..........................      (716,000)          (3,838,000)         (8,379,000)
                                                                        ---------          -----------         -----------

                                                                              $--                 $--                 $--
                                                                              ===                 ===                 ===


Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization of these tax benefits, Allaire has provided a valuation allowance for the full amount of its deferred tax assets.

Income taxes computed using the federal statutory income tax rate differs from Allaire's effective tax rate primarily due to the following:

                                                                                              Year ended
                                                                                              December 31,
                                                                                              ------------

                                                                            1996               1997                1998
                                                                            ----               ----                ----

Income tax benefit at U.S. federal statutory tax rate                    $(594,000)        $(2,599,000)        $(3,770,000)
State taxes, net of federal tax impact..............................      (105,000)           (455,000)           (665,000)
Permanent differences...............................................         2,000              18,000              38,000
Tax credit carryforwards............................................       (18,000)            (91,000)           (195,000)
Other...............................................................        (1,000)              5,000              51,000
Change in valuation allowance.......................................       716,000            3,122,000          4,541,000
                                                                           -------            ---------          ---------

  Provision for income taxes........................................           $--                 $--                 $--
                                                                               ===                 ===                 ===

At December 31, 1998, Allaire had federal and state net operating losses of approximately $18.1 million and $17.0 million, respectively, and federal and state tax credit carryforwards of approximately $178,000 and $176,000, respectively, available to reduce future taxable income and future tax liabilities. If not utilized, these carryforwards will expire at various dates ranging from 2001 to 2018. Under the provisions of the Internal Revenue Code, certain substantial changes in Allaire's ownership may be limited, or may limit in the future, the amount of net operating loss and research and development tax credit carryforwards which could be utilized annually to offset future taxable income and income tax liability. The amount of any annual limitation is determined based upon Allaire's value prior to an ownership change.


11. SEGMENT INFORMATION

Operating in one industry segment, Allaire develops, markets and supports software for a wide range of Web development.

Revenue was distributed geographically as follows:


                                               Year ended December 31,
                                       1996             1997            1998
                                       ----             ----            ----

North America ...............      $ 1,953,000      $ 6,153,000      $17,870,000
Europe ......................          197,000          822,000        1,741,000
Other international .........          208,000          675,000          901,000
                                   -----------      -----------      -----------

                                   $ 2,358,000      $ 7,650,000      $20,512,000
                                   ===========      ===========      ===========

All of Allaire's sales to Europe and other international geographies are export sales from the United States. Substantially all of Allaire's services revenue for the years ended December 31, 1996, 1997 and 1998 was generated in North America. All long-lived assets were located in North America at December 31, 1997 and 1998.


12. EMPLOYEE SAVINGS PLAN

During 1997, Allaire adopted an employee retirement savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Under the terms of the 401(k) Plan, employees may contribute a percentage of their salary, up to a maximum of 15%. Allaire did not make any contributions to the 401(k) Plan on behalf of its employees for the years ended December 31, 1997 or 1998.

13. COMMITMENTS AND CONTINGENCIES

Allaire leases its facilities and certain office equipment under noncancelable operating lease agreements. Rent expense under these leases for the years ended December 31, 1996, 1997 and 1998, totaled $163,000, $372,000 and $1,230,000, respectively. In addition, Allaire also leases certain fixed assets under capital leases, which expire at various dates through October 2000.

Future minimum commitments under noncancelable operating and capital leases at December 31, 1998 are as follows:

                                                             Operating              Capital
                                                               leases               leases
                                                               ------               ------
    1999.............................................        2,454,000              366,000
    2000.............................................        2,393,000              163,000
    2001.............................................        2,381,000                   --
    2002.............................................        2,379,000                   --
    2003.............................................        1,166,000                   --
                                                             ---------             --------

     Total minimum lease payments....................      $10,773,000              529,000
                                                           ===========


     Less--amount representing interest...................................           30,000
                                                                                     ------

     Present value of capital lease obligations...........................         $499,000
                                                                                   ========

Letter of Credit

In connection with a facility lease Allaire is required to maintain, on behalf of the landlord, an irrevocable letter of credit with a bank over the term of the lease. As of December 31, 1998, letters of credit totaling $487,000 had been issued against the line of credit (Note 6).

Legal Proceedings

In 1996, a wrongful termination action was brought against Allaire and its founder by a former employee under which the plaintiff sought severance pay and the right to 400,000 shares of Allaire's common stock which were canceled upon termination. Although Allaire continues to deny any liability in this matter, Allaire determined during 1997 that it was in the best interest of its shareholders to settle this dispute out of court due to the rising legal costs, distraction of management and uncertainty present in this litigation. As a result, Allaire agreed to pay the plaintiff a cash settlement totaling $285,000 in exchange for the termination of all legal action against Allaire and its founder. This amount was fully accrued at the time of the settlement.

In addition to the matter noted above, Allaire is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on Allaire's financial position or results of operations.


14. SUBSEQUENT EVENT

In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and offering expenses. At December 31, 1998, Allaire's prepaid expenses and other current assets included $639,000 of prepaid offering expenses. At the time of the initial public offering, all of Allaire's outstanding preferred stock automatically converted into 3,848,941 shares of common stock. These conversions and net offering proceeds have been reflected in the unaudited pro forma balance sheet as of December 31, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 10. Directors and Executive Officers of the Registrant

The executive officers and directors of Allaire, and their ages and positions, are as follows:

                 Name                           Age                     Position
                 ----                           ---                     --------

David J. Orfao..............................     39         President, Chief Executive Officer and
                                                            Director
Joseph J. Allaire...........................     29         Chairman of the Board of Directors, Chief
                                                            Technology Officer and Executive Vice
                                                            President, Products
David A. Gerth..............................     47         Vice President, Finance and Operations,
                                                            Chief Financial Officer and Treasurer
Amy E. Lewis................................     41         Vice President, Worldwide Sales
Stephen F. Clark............................     33         Vice President, Marketing
Jack P. Lull................................     40         Vice President, Engineering and
                                                            Development
Maria Morrissey.............................     41         Vice President, Worldwide Services and
                                                            Support
Jonathan A. Flint...........................     47         Director
John J. Gannon..............................     44         Director
Thomas A. Herring...........................     48         Director
Mitchell Kapor..............................     48         Director


David J. Orfao has served as Allaire's President and Chief Executive Officer and as a director since February 1997. From November 1995 until December 1996, Mr. Orfao served as Senior Vice President, Worldwide Sales, Marketing and Service for SQA, Inc. From August 1993 until October 1995, he served as Senior Vice President, Worldwide Sales, Support and Channel Marketing for Claris Corporation. Prior to that, Mr. Orfao held a series of sales and operational positions of increasing responsibility at Frame Technology Corporation since 1988.

Joseph J. Allaire founded Allaire in May 1995 and served as Chairman of the Board of Directors, Chief Executive Officer and President from inception to January 1997. Since January 1997, Mr. Allaire has continued to serve as Chairman of the Board of Directors, as well as Chief Technology Officer and Executive Vice President, Products. From September 1993 to June 1995, Mr. Allaire performed software engineering services for several private companies.

David A. Gerth has served as Allaire's Vice President, Finance and Operations, Chief Financial Officer and Treasurer since April 1997. From November 1995 to April 1997, Mr. Gerth served as Chief Financial Officer for Visibility Software, Inc., a software company. From July 1995 to November 1995, he served as Chief Financial Officer for Computron Software, Inc., a software company. From April 1994 to July 1995, Mr. Gerth served as Director of Finance for Powersoft. Prior to that, Mr. Gerth served in a number of financial roles of increasing responsibility for Computervision Corporation since 1981.

Amy E. Lewis has served as Allaire's Vice President, Worldwide Sales since April 1997. From June 1995 to March 1997, Ms. Lewis served as Director, North America Field Sales for Claris Corporation. Prior to that, Ms. Lewis served as Manager, North America Channel Sales for Apple Computer since April 1994. From February 1987 to December 1993, she was Director of Sales for Farallon Communications, Inc., a networking hardware and software company.

Stephen F. Clark has served as Allaire's Vice President, Marketing since September 1998. From January 1996 through September 1998, Mr. Clark held a number of marketing positions of increasing responsibility at Sybase, a computer software company, including Vice President, Tools and Application Servers and Vice President and General Manager, Design Tools. From June 1993 to December 1995, Mr. Clark was a Product Marketing Manager for Powersoft.

Jack P. Lull has served as Allaire's Vice President, Engineering and Development since December 1996. From January 1996 to

August 1996, Mr. Lull served as Director of Development for Integrated Industrial Information, Inc., a computer consulting company. From January 1993 to December 1995, Mr. Lull served as Director of Development for Powersoft.

Maria Morrissey has served as Allaire's Vice President, Worldwide Services and Support since September 1996. From February 1996 to July 1996, Ms. Morrissey served as Vice President, Product Development for Computer Channel, Inc., an education software company. From December 1992 to January 1996, she served as Director, Professional Services for Powersoft.

Jonathan A. Flint has served as a director of Allaire since June 1996. Since May 1995, Mr. Flint has been a founder and a General Partner of Polaris Venture Partners, a management company affiliated with the Polaris entities. Prior to that, Mr. Flint was a General Partner of certain funds managed by Burr, Egan, Deleage & Co., a venture capital firm and the lead venture investor in Powersoft, a leading provider of application development tools. Mr. Flint served as a director of Powersoft from 1991 to 1995.

John J. Gannon has served as a director of Allaire since December 1996. Since June 1998, Mr. Gannon has served as a General Partner and Chief Financial Officer of Polaris Venture Partners, a management company affiliated with the Polaris entities. From June 1996 to April 1998, Mr. Gannon served as the Chief Financial Officer for Firefly Network, Inc., an Internet software company. From October 1992 to June 1996, Mr. Gannon worked for Powersoft, where he held several positions including Chief Financial Officer and Vice President of Finance and Administration.

Thomas A. Herring has served as a director of Allaire since June 1997. In October 1998, Mr. Herring joined Polaris Venture Partners, a management company affiliated with the Polaris entities, as a Venture Partner. From December 1997 until October 1998, Mr. Herring served as Senior Vice President of Compuware Corporation, which acquired Nu-Mega Technologies, Inc. in December 1997. From May 1996 to December 1997, Mr. Herring was the President and Chief Executive Officer of Nu-Mega Technologies. From July 1995 to June 1996, Mr. Herring was Vice President of Corporate Marketing for Sybase. Prior to that, he was Vice President, Worldwide Marketing and Business Development for Powersoft since June 1990. Mr. Herring also serves as a director of PSW Technologies, Inc.

Mitchell Kapor has served as a director of Allaire since March 1997. Mr. Kapor co-founded the Electronic Frontier Foundation, a nonprofit Internet organization, in 1990, and served as its Chairman from 1993 to 1995 and as a director from 1995 to 1996. Mr. Kapor designed Lotus 1-2-3, and founded Lotus Development Corporation in 1982 and served as its President and Chief Executive Officer from 1982 to 1986. Mr. Kapor also serves as a director of RealNetworks, Inc.

Executive officers of Allaire are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors of Allaire.

Item 11. Executive Compensation

The following table sets forth the total compensation paid or accrued for 1998 for Allaire's Chief Executive Officer and the four other most highly compensated executive officers who were employed by Allaire at December 31, 1998 (collectively, the "Named Executive Officers"). For Mr. Orfao, the number of securities underlying options excludes 50,000 shares of common stock underlying a below-market option granted in 1998 in lieu of a cash bonus for services rendered in 1997. Ms. Lewis' bonus of $84,533 represents commissions earned.

                           Summary Compensation Table

                                                                                                       Long-Term
                                                                                                      Compensation
                                                             Annual Compensation                          Awards
                                                             -------------------                          ------

                                                                                                  Number of Securities
         Name and Principal Position                       Salary             Bonus                Underlying Options
         ---------------------------                       ------             -----                ------------------

David J. Orfao........................................    $167,355           $58,800                       0
  President, Chief Executive Officer
  and Director
Joseph J. Allaire.....................................    $162,124           $59,963                       0
  Chairman of the Board of Directors,
  Chief Technology Officer and
  Executive Vice President, Products
Amy E. Lewis..........................................    $114,636           $84,533                       0
  Vice President, Worldwide Sales
David A. Gerth........................................    $151,159           $30,329                       0
  Vice President, Finance and Operations
  Chief Financial Officer and Treasurer
Jack P. Lull..........................................    $133,033           $26,400                       0
  Vice President, Engineering and
  Development

                        Option Grants in Last Fiscal Year

The following table sets forth grants of stock options to each of the Named Executive Officers during 1998. No stock appreciation rights were granted during 1998. The amounts reported as the potential realizable values for Mr. Orfao's option grant represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) compounded annually over the term of the option. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.


                                                       Individual Grants
                                                       -----------------

                                                                                                    Potential Realizable
                                    Number of        Percent of                                       Value at Assumed
                                   Securities      Total Options       Exercise                        Annual Rates of
                                   Underlying        Granted to        or Base                           Stock Price
                                     Options        Employees in        Price       Expiration        Appreciation for
                                     Granted        Fiscal Year       Per Share         Date             Option Term
                                     -------        -----------       ---------         ----             -----------

                                                                                                       5%           10%
                                                                                                       --           ---
David J. Orfao...................    50,000              9.0%            $0.01        1/15/08        $243,834      $388,561
Joseph J. Allaire................         0                --               --             --              --            --
Amy E. Lewis.....................         0                --               --             --              --            --
David A. Gerth...................         0                --               --             --              --            --
Jack P. Lull.....................         0                --               --             --              --            --

                   Option Exercises and Fiscal Year-End Values

The following table sets forth certain information regarding stock options exercised by Named Executive Officers in 1998, and exercisable and unexercisable stock options held as of December 31, 1998 by each of the Named Executive Officers. Certain of the shares acquired on exercise listed below remained subject to Allaire's right to repurchase as of December 31, 1998. Although the options listed as unexercisable were in fact exercisable at December 31, 1998, the shares of common stock issuable upon exercise of these options would be subject to Allaire's right to repurchase at the option exercise price. Such right of repurchase expires according to the original option vesting schedule. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and the initial public offering price of $20.00.

                                                                 Number of Securities              Value of Unexercised
                                                                Underlying Unexercised             In-the-Money Options
                                   Shares                         Options at Year-End                 at Fiscal Year-End
                                  Acquired        Value           -------------------                 ------------------
                                on Exercise     Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
                                -----------     --------     -----------     -------------     -----------     -------------

David J. Orfao.............       305,000       $787,000            --          255,000               --        $4,972,500
Joseph J. Allaire..........            --             --            --               --               --               --
Amy E. Lewis...............       105,000       $262,500            --               --               --               --
David A. Gerth.............       105,000       $262,500            --               --               --               --
Jack P. Lull...............            --             --       129,375          100,625        $2,522,813       $1,962,188

Director Compensation

Directors of Allaire are reimbursed for expenses incurred in attending meetings of the Board of Directors. Directors of Allaire generally are not paid any separate fees for serving as directors. On December 31, 1996, Allaire granted to Mr. Gannon an option to purchase 25,000 shares of common stock at an exercise price of $.50 per share. On March 21, 1997, Allaire granted to Mr. Kapor an option to purchase 35,000 shares of common stock at an exercise price of $.50 per share. On June 18, 1997, Allaire granted to Mr. Herring an option to purchase 25,000 shares of common stock at an exercise price of $.50 per share. These options become exercisable for shares of common stock not subject to repurchase by Allaire according to the following schedule: 25% of the option shares one year from the grant date, and 1/36 of the remaining shares on the first of each month thereafter for 36 months. These options have maximum terms of 10 years measured from the grant date, subject to earlier termination following the cessation of the respective director's Board service.

Severance Arrangement; Change in Control Arrangements

Mr. Orfao is entitled to continue to receive his base salary and benefits for 12 months in the event he is involuntarily terminated for reasons other than cause. Additionally, Mr. Orfao is entitled to accelerated vesting of his unvested options to purchase common stock in the event there is a change in control, as defined in Mr. Orfao's option agreement, of Allaire and

o he is terminated without cause within six months of the change in control;

o he is not offered a position with the successor comparable to his current position with Allaire after the change in control; or

o he is removed from a comparable position within six months of the change in control.

The 1997 plan and the underlying option agreements provide for the accelerated vesting of all unvested options and other rights granted pursuant to the plan in the event there is a merger or consolidation involving Allaire, unless appropriate provision shall be made for outstanding options and other rights by the substitution of options, stock appreciation rights and appropriate voting common stock of the corporation surviving any such merger or consolidation (or the parent of such surviving corporation).

Benefit Plans

1997 Stock Incentive Plan
In 1997, the Board of Directors adopted and Allaire's stockholders approved the 1997 Stock Incentive Plan. A total of 1,726,000 shares of common stock have been reserved for issuance under the 1997 plan. The 1997 plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and the grant of options that do not so qualify. The exercise price of incentive options granted under the 1997 plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of incentive options granted to an optionee who owns stock possessing more than 10% of the voting power of Allaire's outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant, and such optionee must exercise his or her option within five years from the date of the grant of such option. The exercise price of nonqualified options granted under the 1997 plan must be at least equal to 50% of the fair market value of the common stock on the date of grant. The 1997 plan provides, that, upon a merger or consolidation of Allaire, all outstanding plan options and other awards must be substituted for with similar options or awards of the corporation surviving any such merger or consolidation, or such options or awards shall become immediately exercisable in full. The 1997 plan also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards.

The 1997 plan is administered by the Compensation Committee. The Compensation Committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 1997 plan. Incentive options may be granted under the 1997 plan to key employees of Allaire and its affiliates within the meaning of the Code, including officers and directors of Allaire and its affiliates who are also employees. Nonqualified options may be granted under the 1997 plan to officers and other employees and to directors and other individuals providing services to Allaire, whether or not they are employees of Allaire.

1998 Stock Incentive Plan
The Board of Directors has adopted and Allaire's stockholders have approved the 1998 Stock Incentive Plan. A total of 1,900,000 shares of common stock have been reserved for issuance under the 1998 plan. The 1998 plan authorizes the grant of incentive options and nonqualified options. The exercise price of incentive options granted under the 1998 plan must be at least equal to the fair market value of the common stock of Allaire on the date of grant. The exercise price of incentive options granted to an optionee who owns stock possessing more than 10% of the voting power of Allaire's outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant, and such optionee must exercise his or her option within five years from the date of the grant of such option. There are no limits on the exercise price of nonqualified options granted under the 1998 plan. The 1998 plan provides, that, upon a change in control of Allaire, all outstanding plan options and other awards may be substituted for similar options or awards of the corporation surviving any such change in control, may become immediately exercisable in full or terminate as of the effective date of such change in control, provided that the holders of such options or awards have the right to exercise such options or awards to the extent the same are then exercisable. The 1998 plan also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards.

The 1998 plan is administered by the Compensation Committee. The Compensation Committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 1998 plan. Incentive options may be granted under the 1998 plan to key employees of Allaire and its affiliates within the meaning of the Code, including officers and directors of Allaire and its affiliates who are also employees. Nonqualified options may be granted under the 1998 plan to directors, officers and employees of Allaire and other individuals providing services to Allaire.

1998 Employee Stock Purchase Plan
The Board of Directors has adopted and Allaire's stockholders have approved the 1998 Employee Stock Purchase Plan. The stock purchase plan authorizes the issuance of up to an aggregate of 300,000 shares of common stock to participating employees. The stock purchase plan will be administered by the Compensation Committee.

Under the terms of the stock purchase plan, all employees of Allaire (other than seasonal employees) who have completed three months of employment with Allaire and whose customary employment is more than part-time (i.e. more than 20 hours per week and more than five months in the calendar year) will be eligible to participate in the stock purchase plan. Employees who own stock, and/or hold outstanding options to purchase stock, representing 5% or more of the total combined voting power or value of all classes of stock of Allaire will not be eligible to participate in the stock purchase plan.

The right to purchase common stock under the stock purchase plan will be made available through a series of offerings. On the first day of an offering period, Allaire will grant to each eligible employee who has elected in writing to participate in the stock purchase plan an option to purchase shares of common stock. The employee will be required to authorize an amount (between 1% and 10% of the employee's compensation) to be deducted from the employee's pay during the offering period. On the last day of the offering period, the employee will be deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the stock purchase plan, the option exercise price is an amount equal to 85% of the fair market value of one share of common stock on either the first or last day of the offering period, whichever is lower.

No employee may be granted an option that would permit the employee's rights to purchase common stock to accrue at a rate in excess of $25,000 of the fair market value of the common stock, determined as of the date the option is granted, in any calendar year.

Allaire expects that the first offering period under the stock purchase plan will commence on July 1, 1999.

Allaire Corporation 401(k) Plan
Allaire maintains a 401(k) plan, qualified under Section 401(k) of the Code. All employees of Allaire who are at least 21 years of age are eligible to make salary reduction contributions pursuant to the 401(k) plan. A participant may contribute a maximum of 15% of his or her pre-tax salary, commissions and bonuses through payroll deductions (up to the statutorily prescribed annual limit of $10,000 in

1998) to the 401(k) plan. The percentage elected by more highly compensated participants may be required to be lower. Allaire may also make discretionary profit-sharing contributions on behalf of participants who are at least 21 years of age and who either have completed at least 500 hours of service during the fiscal year or are employed by Allaire on the last day of the fiscal year. Any profit-sharing contribution is allocated to eligible participants as a percentage of their total compensation (up to the statutorily prescribed maximum of $160,000 in 1998). While a participant's contribution amount is always 100% vested, the amount attributable to profit sharing contributions is not fully vested until the participant has three full years of service with Allaire. Allaire determines the level of the discretionary contributions on an annual basis. Through December 31, 1998, Allaire made no profit-sharing contributions to the 401(k) plan.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee takes recommendations concerning salaries and incentive compensation for employees of and consultants to Allaire and administers and grants stock options pursuant to Allaire's stock option plans. No executive officer of Allaire has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of Allaire.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Allaire's common stock as of March 2, 1999 by: (a) each person known by Allaire to be the beneficial owner of more than 5% of its common stock;
(b) each Named Executive Officer; (c) each of Allaire's directors; and (d) all executive officers and directors as a group. Unless otherwise noted below, the address of each person listed on the table is c/o Allaire Corporation, One Alewife Center, Cambridge, MA 02140.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The following are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person or entity:

o shares of common stock issuable by Allaire pursuant to options which may be exercised within 60 days after March 2, 1999 and not subject to repurchase by Allaire; and

o shares of common stock issuable by Allaire pursuant to warrants which may be exercised within 60 days after March 2, 1999.

However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding: (a) 10,875,877 shares of common stock outstanding as of March 2, 1999 and the presently exercisable options and presently exercisable warrants held by that person.


                                                                  Number of Shares        Percentage of Common
        Name of Beneficial Owner                                 Beneficially Owned        Stock Outstanding
        ------------------------                                 ------------------        -----------------

Joseph J. Allaire.......................................             2,005,000                    18.4%
Entities affiliated with Polaris Venture
  Management Co., LLC (1)...............................             1,390,836                    12.8%
  1000 Winter Street, Suite 3350
  Waltham, MA 02154
Jonathan A. Flint (2)...................................             1,390,836                    12.8%
  1000 Winter Street, Suite 3350
  Waltham, MA 02154
BancBoston Ventures Inc. (3)............................             1,010,500                    9.3%
  175 Federal Street
  Boston, MA 02110
Peter R. Roberts (4)....................................             1,010,500                    9.3%
  175 Federal Street
  Boston, MA 02110
David J. Orfao..........................................               305,500                     2.8%
Amy E. Lewis.............................................              105,500                     1.0%
David A. Gerth...........................................              105,500                     1.0%
Jack P. Lull.............................................              151,042                     1.4%



John J. Gannon...........................................               18,578                      *
  1000 Winter Street, Suite 3350
  Waltham, MA 02154
Thomas A. Herring........................................               25,500                      *
  1000 Winter Street, Suite 3350
  Waltham, MA 02154
Mitchell Kapor...........................................              216,675                    2.0%
  One Broadway
  Cambridge, MA 02142
All executive officers and directors as a
  group (12 persons).....................................              5,391,631                48.8%


* Represents beneficial ownership of less than 1%.

(1) Polaris Venture Management Co., LLC manages Polaris Venture Partners L.P. and Polaris Founders' Fund. Mr. Flint, a director of Allaire, is a General Partner of Polaris Venture Management Co., LLC and has shared voting and investment power with respect to the shares held by the Polaris entities. However, Mr. Flint disclaims his beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.

(2) Includes shares owned beneficially by Polaris Venture Management Co., LLC (see note 1).

(3) Mr. Roberts, a director of Allaire at March 2, 1999, is a managing director of BancBoston Ventures and has shared voting and investment power with respect to the shares held by BancBoston Ventures. However, Mr. Roberts disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein. Mr. Roberts resigned from the Board of Directors on March 19, 1999.

(4) Includes shares owned beneficially by BancBoston Ventures (see note 3).

Item 13. Certain Relationships and Related Transactions

Organization of Allaire

In connection with its formation, Allaire issued 2,040,000 shares of common stock to founder Joseph J. Allaire for cash consideration of $51,000, and 40,000 shares to Jeremy D. Allaire, the brother of Joseph J. Allaire, for cash consideration of $1,000. Prior to the closing of the initial public offering, Joseph J. Allaire's shares were subject to a stock restriction agreement.

Sales of Stock

Beginning in June 1996, Allaire issued an aggregate of 514,306 shares of its Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") to private investors for aggregate consideration of $2,324,664. Allaire issued 364,684 shares of Series B Preferred Stock to Polaris Venture Partners Limited Partnership ("Polaris Venture Partners L.P.") for $1,648,372, and 22,484 shares of Series B Preferred Stock to Polaris Venture Partners Founders' Fund Limited Partnership ("Polaris Founders' Fund"; and together with Polaris Venture Partners L.P., the "Polaris entities") for $101,628. The Polaris entities own beneficially more than 5% of the outstanding shares of stock of Allaire. In addition, Jonathan A. Flint, John Gannon and Thomas Herring, who are directors of Allaire, are affiliated with the Polaris entities. Pursuant to Allaire's Certificate of Incorporation, each share of Series B Preferred Stock automatically converted into two shares of common stock upon the closing of the initial public offering in January 1999.

Beginning in June 1996, Allaire issued an aggregate of 169,200 shares of its Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock") to private investors for aggregate consideration of $999,972. Allaire issued 79,687 shares of Series C Preferred Stock for $470,950 to Polaris Venture Partners L.P. and 4,913 shares of Series C Preferred Stock for $29,036 to Polaris Founders' Fund. Allaire also issued 84,600 shares of Series C Preferred Stock in April 1997 for $499,986 to Mitchell Kapor, a director of Allaire. Pursuant to Allaire's Certificate of Incorporation, each share of Series C Preferred Stock automatically converted into two shares of common stock upon the closing of the initial public offering in January 1999.

In May and June 1997, Allaire issued an aggregate of 2,336,909 shares of its Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock") to private investors for aggregate consideration of $9,347,636. In this transaction, Allaire issued 57,894 shares of Series D Preferred Stock for $231,576 to Mitchell Kapor, 413,910 shares of Series D Preferred Stock for $1,655,640 to Polaris Venture Partners L.P., 23,590 shares of Series D Preferred Stock for $94,360 to Polaris Founders' Fund, and 1,000,000 shares of Series D Preferred Stock for $4,000,000 to BancBoston Ventures Inc. ("BancBoston"). BancBoston owns beneficially more than 5% of the outstanding shares of stock of Allaire, and Peter R. Roberts, a director of Allaire until March 19, 1999, is a managing director of BancBoston. Pursuant to Allaire's Certificate of Incorporation, each share of Series D Preferred Stock will automatically convert into one share of common stock upon the closing of the offering. Two months prior to the issuance of the Series D Preferred Stock, Polaris Venture Partners L.P. lent Allaire $238,412 pursuant to a Promissory Note at an interest rate of 10%, and Polaris Founders' Fund lent Allaire $13,588 pursuant to a Promissory Note at an interest rate of 10% (collectively, the "Polaris Notes"). The Polaris Notes were converted in connection with the issuance of Series D Preferred Stock to the Polaris entities.

Issuance of Warrants

In connection with the issuance of the Polaris Notes, in March 1997 Allaire issued a warrant to Polaris Venture Partners L.P. to purchase 5,960 shares of common stock at an exercise price of $4.00 per share, and a warrant to Polaris Founders' Fund to purchase 340 shares of common stock at an exercise price of $4.00 per share. Both warrants are currently exercisable in whole or in part, at any time or from time to time, until March 7, 2002, and both contain certain protections against dilution resulting from stock splits, stock dividends and similar events.

Stock Restriction Agreement

In May 1997, Allaire entered into an amended and restated stock restriction agreement with the Polaris entities, BancBoston and certain other stockholders (collectively, the "Holders"), and Joseph J. Allaire. Pursuant to this agreement, Allaire and the Holders have a right of participation in and a right of first refusal with respect to certain sales of shares of common stock by Mr. Allaire. The agreement also grants Allaire the right to purchase a certain number of Mr. Allaire's shares, at a price of $2.26 per share, in the event he ceases to be affiliated with Allaire. In addition, the parties agreed to fix the number of directors of Allaire at seven and to elect to the Board of Directors the following individuals:

o Mr. Allaire, for as long as he is affiliated with Allaire;

o one member designated by Polaris Venture Partners L.P.;

o one member designated by BancBoston;

o Allaire's Chief Executive Officer;

o John J. Gannon; and

o Mitchell Kapor.

The directors designa
ted pursuant to this agreement were Joseph J. Allaire, Jonathan A. Flint, Peter R. Roberts, David J. Orfao, John J. Gannon and Mitchell Kapor. This agreement automatically terminated upon the closing of Allaire's initial public offering in January 1999. This termination eliminated Allaire's right to purchase any of Mr. Allaire's shares of common stock.

Working Capital Line of Credit

In December 1998, the Polaris entities provided Allaire with a commitment to provide a working capital line of credit in the event Allaire had not completed its initial public offering or obtained other financing in excess of $3.0 million by February 28, 1999. The line of credit would have allowed Allaire to borrow up to $3.0 million and would bear interest at a mutually agreed upon rate between 5% and 20%. The line of credit commitment expired upon the closing of Allaire's initial public offering in January 1999.

Yesler Software, Inc.

Allaire is a party to certain agreements with Yesler Software, Inc. Initially capitalized in July 1998, Yesler was created to develop, market and sell a commercial software application, conceived by Allaire, and designed for use by end-users to create multimedia web-based presentations (the "Yesler Software"). The principal stockholders of Yesler are Allaire, Weld, Brown LLC and the Polaris entities.

Allaire acquired its ownership interest in Yesler pursuant to a Contribution and Restricted Stock Purchase Agreement dated July 14, 1998, between Allaire and Yesler. Pursuant to this agreement, Allaire acquired 907,591 shares of Yesler common stock, representing on that date approximately 34% of the outstanding shares of capital stock of Yesler. The stock acquired by Allaire is subject to vesting requirements, a right of repurchase by Yesler and certain transfer restrictions. In exchange for the shares of Yesler common stock, Allaire assigned its rights to the Yesler Software source code to Yesler, agreed to provide Yesler with technical, sales and marketing support and agreed not to compete with Yesler. Also in connection with its acquisition of the Yesler common stock, Allaire entered into an original equipment manufacturer agreement with Yesler whereby Allaire granted Yesler the right to obtain, at a 95% discount, certain of Allaire's commercial software products for distribution together with the Yesler Software as a single commercial unit. In addition, Allaire entered into a Voting Agreement with Weld Brown and the Polaris entities which grants Allaire the right to designate one member of Yesler's four-person board of directors. Allaire's designee to the Yesler board is Joseph J. Allaire. Yesler also granted Allaire registration, information and certain other rights pursuant to an Investor Rights Agreement among Yesler, Allaire, Weld Brown and the Polaris entities. In August 1998, Allaire transferred 76,903 shares of Yesler common stock owned by Allaire to three of its employees, including 38,451 shares of Yesler common stock to Maria Morrissey, Vice President, Worldwide Services and Support. The fair value of the shares transferred was not material at the time of transfer.

On the date Allaire entered into the Yesler Agreement, the Polaris entities purchased for $750,000 preferred stock of Yesler representing approximately 33% of the outstanding shares of capital stock of Yesler on that date. Jonathan A. Flint and Thomas Herring, who are directors of Allaire, are directors of Yesler. See Note 4 of Notes to Financial Statements.

Allaire believes that all transactions set forth above were made on terms no less favorable to it than would have been obtained from unaffiliated third parties.

                                     PART IV

Item 14.  Exhibits and Financial Statement Schedules

     (a)  The following documents are filed as a part of this report:

     1.   Financial Statements:
          The financial statements filed as part of this report are listed on the Index to Financial Statements included in Item 8 and are incorporated herein by reference.

     2.   Financial Statement Schedules:
          The financial statement schedules filed as part of this report are listed on the Index to Financial Statements included in Item 8 and are incorporated herein by reference.

     3.   Exhibits
          The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K

Exhibit      Exhibit Title
-------      -------------
Number
------

1.1          Form of Underwriting Agreement (1)
3.3          Amended and Restated Certificate of Incorporation of Allaire (1)
3.5          Amended and Restated By-Laws of Allaire (1)
4.1          Specimen certificate for the Common Stock of Allaire (1)
10.1         1997 Stock Incentive Plan as amended (1)
10.2         1998 Stock Incentive Plan (1)
10.3         1998 Employee Stock Purchase Plan (1)
10.4         Option Agreement for David J. Orfao (1)
10.5         Form of Option Agreement for other executive officers (1)
10.6         Office Lease Agreement between Allaire and One Alewife Center Realty Trust, dated November 5, 1997 (1)
10.7         Lease Agreement between Allaire and CambridgePark Two, L.P., dated May 21, 1998 (1)
10.8         Loan and Security Agreement between Allaire and Silicon Valley Bank, dated March 26, 1998 (1)
10.9         Negative Pledge Agreement between Allaire and Silicon Valley Bank, dated March 26, 1998 (1)
10.10        Loan Modification Agreement between Allaire and Silicon Valley Bank, dated August 6, 1998 (1)
10.11        Loan Modification Agreement between Allaire and Silicon Valley Bank, dated December 9, 1998 (1)
10.12        Senior Loan and Security Agreement between Allaire and Phoenix Leasing Incorporated, dated May 1, 1998 (1)
10.13        Warrant Agreement between Allaire and Comdisco, Inc., dated August 21, 1998 (1)
10.14        Warrant Agreement between Allaire and Gregory Stento, dated August 21, 1998 (1)
10.15        Warrant Agreement between Allaire and Polaris Venture Partners, L.P., dated March 7, 1997 (1)
10.16        Warrant Agreement between Allaire and Polaris Venture Partners Founders' Fund, L.P., dated March 7, 1997 (1)
10.17        Amended and Restated Registration Rights Agreement, dated May 15, 1997 (1)
10.18        Waiver and Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated December 7, 1998 (1)
10.19        Letter of Offer of Employment from Allaire to David J. Orfao, dated December 23, 1996 (1)
10.20        Contribution and Restricted Stock Purchase Agreement between Allaire and Yesler Software, Inc., dated July
             14, 1998 (1)
10.21        Working Capital Line of Credit Letter from Polaris Ventures Partners, L.P., and Polaris Venture Partners
             Founders' Fund, L.P., dated December 4, 1998 (1)
11.1         Statement re computation of net loss per share and unaudited pro forma net loss per share
27.1         Financial Data Schedule

(1) Previously filed with the Securities and Exchange Commission as the identically numbered exhibit to Allaire's Registration Statement on Form S-1 (File No. 333-68639)

     (b) Reports on Form 8-K:
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ALLAIRE CORPORATION

                                      By:  /s/ DAVID J ORFAO
                                           ---------------------------------
                                           David J. Orfao
                                           President and Chief Executive Officer




    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indcated.

     Signature                       Title                           Date
     ---------                       -----                           ----

/s/ Joseph J. Allaire
------------------------    Chairman of the Board                 March 30, 1999
    Joseph J. Allaire

/s/ David J. Orfao          President, Chief Executive Officer
------------------------    and Director (principal executive     March 30, 1999
    David J. Orfao          officer)

                            Vice President, Finance and
/s/ David A. Gerth          Operations, Treasurer and Chief       March 30, 1999
------------------------    Financial Officer (principal
    David A. Gerth          financial and accounting officer)

/s/ Jonathan A. Flint
------------------------    Director                              March 30, 1999
    Jonathan A. Flint

/s/ John J. Gannon
------------------------    Director                              March 30, 1999
    John J. Gannon

/s/ Thomas A. Herring
------------------------    Director                              March 30, 1999
    Thomas A. Herring

/s/ Mitchell Kapor
------------------------    Director                              March 30, 1999
    Mitchell Kapor

                                                                     Schedule II


                        Valuation and Qualifying Accounts






        Allowance for Doubtful Accounts and
                   Sales Returns                        Year ended December 31,
                                                 -----------------------------------
                                                    1996       1997        1998
                                                    ----       ----        ----
                                                           (in thousands)

Balance at beginning of period ..............      $  10      $ 220       $ 487
Additions:
   Charged to expense .......................        165        164          53
   Charged against other accounts ...........         45        165          38
Deductions:
   Write-offs and returns ...................       --          (62)        (99)
                                                   -----      -----       -----

Balance at end of period ....................      $ 220      $ 487       $ 479
                                                   =====      =====       =====