Form 10-Q
period 1999-03-31
ALLAIRE CORP
filed 1999-05-17
CIK 1016139

                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999.

                                  OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______.


                       COMMISSION FILE NUMBER 0-25265

                              ALLAIRE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                         41-1830792
        ---------                                         ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


ONE ALEWIFE CENTER, CAMBRIDGE, MASSACHUSETTS                   02140
--------------------------------------------                  -------
(Address of Principal Executive Offices)                    (Zip Code)


                                 (617) 761-2000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 TITLE OF CLASS                          SHARES OUTSTANDING AT APRIL 30, 1999
 --------------                          ------------------------------------
Common Stock, $.01 par value                     11,225,095

                               ALLAIRE CORPORATION
                                    FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                TABLE OF CONTENTS
------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheet
                    as of March 31, 1999 and December 31, 1998                                      3

                    Consolidated Statement of Operations
                    for the Three Months Ended March 31, 1999 and 1998                              5

                    Consolidated Statement of Cash Flows
                    for the Three Months Ended March 31, 1999 and 1998                              6

                    Notes to Unaudited Consolidated Financial Statements                            7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       8

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk                     17

PART II.  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds                                      18

          Item 4.   Submission of Matters to a Vote of Security Holders                            18

          Item 6.   Exhibits and Reports on Form 8-K                                               18

          Signatures                                                                               18

          Exhibit Index                                                                            18

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                               ALLAIRE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                MARCH 31,     DECEMBER 31,
                                                                   1999          1998
                                                               -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $53,246     $ 1,847
   Accounts receivable, net of allowance for doubtful accounts and returns of $440 and $479 at March 31, 1999 and
   December 31, 1998, respectively                                   2,982       3,142
   Prepaid expenses and other current assets                           648       1,060
                                                                   -------     -------
      Total current assets                                          56,876       6,049
   Property and equipment, net                                       4,092       3,484
   Other assets, net                                                   405         420
                                                                   -------     -------
TOTAL ASSETS                                                       $61,373     $ 9,953
                                                                   -------     -------
                                                                   -------     -------
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of capital lease obligations                    $   346     $   340
   Current portion of notes payable                                    435         418
   Accounts payable                                                  2,172       3,256
   Accrued expenses                                                  3,605       3,712
   Accrued employee compensation and benefits                        2,403       2,189
   Deferred revenue                                                  6,487       4,647
                                                                   -------     -------
      Total current liabilities                                     15,448      14,562
                                                                   -------     -------
Capital lease obligations                                               70         159
Note payable                                                           919       1,034
                                                                   -------     -------
      Total liabilities                                             16,437      15,755
                                                                   -------     -------
Redeemable convertible preferred stock $.01 par value;
    Authorized: no shares at March 31, 1999 and 3,183,506 shares at December 31, 1998
    Issued and outstanding: no shares at March 31, 1999
    and 3,020,415 shares at December 31, 1998                         --        12,673
                                                                   -------     -------


       The accompanying notes are an integral part of these consolidated financial statements.


                                                                MARCH 31,         DECEMBER 31,
                                                                   1999               1998
                                                               -------------     ---------------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value;
    Authorized: 5,000,000 shares at March 31, 1999                    --             --

   Series A convertible preferred stock, $.01 par value;
    Authorized: no shares at March 31, 1999 and 200,000 shares at December 31, 1998
    Issued and outstanding:  no shares at March 31, 1999 and
      88,463 shares at December 31, 1998                              --            751
   Common stock, $.01 par value;
    Authorized: 35,000,000 shares
    Issued and outstanding: 10,875,877 shares issued and
      10,861,523 shares outstanding at March 31, 1999 and
      4,148,586 shares issued and 4,145,169 shares
      outstanding at December 31, 1998                                109            41
   Additional paid-in capital                                      67,622         1,804
   Deferred compensation                                             (906)         (850)
   Accumulated deficit                                            (21,889)      (20,205)
   Stock subscriptions receivable                                    --             (16)
                                                                 --------      --------
   Total Stockholders' equity (deficit)                            44,936       (18,475)
                                                                 --------      --------
      Total liabilities, redeemable convertible preferred
      stock and stockholders' equity (deficit)                   $ 61,373      $  9,953
                                                                 --------      --------
                                                                 --------      --------


       The accompanying notes are an integral part of these consolidated financial statements.

                               ALLAIRE CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    1999            1998
                                                                               ---------------  --------------
REVENUE:
    Software license fees                                                           $   6,124       $   3,568
    Services                                                                            1,712             464
                                                                               ---------------  --------------
      Total revenue                                                                     7,836           4,032
                                                                               ---------------  --------------

COST OF REVENUE:
    Cost of software license fees                                                         454             421
    Cost of services                                                                    1,505             699
                                                                               ---------------  --------------
      Total cost of revenue                                                             1,959           1,120
                                                                               ---------------  --------------

GROSS PROFIT                                                                            5,877           2,912
                                                                               ---------------  --------------

OPERATING EXPENSES:
    Research and development                                                            1,630           1,024
    Sales and marketing                                                                 5,138           3,115
    General and administrative                                                          1,052             868
    Stock-based compensation                                                               67             161
                                                                               ---------------  --------------
      Total operating expenses                                                          7,887           5,168
                                                                               ---------------  --------------

      LOSS FROM OPERATIONS                                                             (2,010)         (2,256)

Interest income, net                                                                      326              45
                                                                               ---------------  --------------

      NET LOSS                                                                      $  (1,684)     $   (2,211)
                                                                               ---------------  --------------
                                                                               ---------------  --------------

NET LOSS PER SHARE:
    Basic and diluted net loss per share                                           $   (0.19)      $   (0.89)
    Pro forma basic and diluted net loss per share                                 $   (0.17)      $   (0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Shares used in computing basic and diluted net loss per share                       8,819           2,477
    Shares used in computing pro forma basic and diluted net loss per share             9,757           6,804




       The accompanying notes are an integral part of these consolidated financial statements.

                               ALLAIRE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                  1999               1998
                                                                                 -----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
    Net loss                                                                         $ (1,684)     $ (2,211)
    Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
      Depreciation and amortization                                                       463           337
      Stock-based compensation                                                             67           161
      Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                               160          (295)
        Prepaid expenses and other current assets                                         412           (38)
        Other assets                                                                      (31)          (49)
        Accounts payable                                                               (1,084)         (553)
        Accrued expenses                                                                  107           749
        Deferred revenue                                                                1,840           601
                                                                                     --------      --------
        Total adjustments                                                               1,934           913
                                                                                     --------      --------
        Net cash provided by (used for) operating activities                              250        (1,298)
                                                                                     --------      --------

Cash flows from investing activities:
    Purchases of property and equipment                                                (1,025)         (486)
                                                                                     --------      --------
        Net cash used for investing activities
                                                                                       (1,025)         (486)
                                                                                     --------      --------

Cash flows from financing activities:
    Principal payments on capital lease obligations                                       (83)          (77)
    Principal payments on notes payable                                                   (98)         --
    Proceeds from sale of common stock, net of issuance costs                          52,347           529
    Payments to acquire treasury stock                                                     (8)         --
    Payments received on stock subscriptions receivable                                    16             5
                                                                                     --------      --------

        Net cash provided by financing activities                                      52,174           457
                                                                                     --------      --------

Net increase (decrease) in cash and cash equivalents                                   51,399        (1,327)
Cash and cash equivalents, beginning of period                                          1,847         5,521
                                                                                     --------      --------

Cash and cash equivalents, end of period                                             $ 53,246      $  4,194
                                                                                     --------      --------
                                                                                     --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                           $     87      $     15

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Conversion of Series A convertible preferred stock to common stock               $    751      $   --
    Conversion of redeemable convertible preferred stock to common stock             $ 12,673      $   --



       The accompanying notes are an integral part of these consolidated financial statements.

                               ALLAIRE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       The consolidated financial statements include the accounts of Allaire Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Allaire Corporation and its subsidiaries are collectively referred to as the "Company" or "Allaire." Certain 1998 amounts have been reclassified to conform to the 1999 method of presentation.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.     NET LOSS PER SHARE
       Net loss per share is computed under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

3.     COMPREHENSIVE INCOME
       Effective January 1, 1998, Allaire adopted SFAS No. 130 "Reporting Comprehensive Income." This statement requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. During the quarters ended March 31, 1999 and 1998, Allaire had no items qualifying as other comprehensive income.

4.     INITIAL PUBLIC OFFERING
       In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and other offering expenses. At the time of the initial public offering, all of Allaire's outstanding preferred stock automatically converted into 3,848,941 shares of common stock.

5.     SUBSEQUENT EVENT
       In April 1999, the Company completed a merger with Bright Tiger Technologies. Inc. ("Bright Tiger") by issuing approximately 300,000 shares of Allaire common stock in exchange for all of the outstanding equity securities of Bright Tiger. Bright Tiger provides software designed to enhance the performance, availability and manageability of large-scale Internet sites and Web applications. The Company had previously licensed technology from Bright Tiger that was incorporated in certain Allaire ColdFusion products. The transaction will be accounted for as a pooling of interests. Allaire expects to incur a non-recurring charge of approximately $2.2 million in the quarter ended June 30, 1999 primarily related to professional fees, severance packages and related risks associated with the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains "forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth below in "Item 2A. Risk Factors," that may cause the actual results, performance and achievements of Allaire to differ materially from those indicated by the forward-looking statements.

OVERVIEW

Allaire develops, markets and supports software for a wide range of Web development, from building static Web pages to developing high-volume, interactive Web applications. Allaire derives a majority of its revenue from its two primary products, ColdFusion and HomeSite. In November 1998, Allaire released versions 4.0 of its primary products, along with the introduction of a new application server version, ColdFusion Enterprise Server.

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

Allaire generates its revenue through direct sales of licenses to end users and through its indirect distribution channel. Revenue generated by the indirect distribution channel accounted for 54% and 39% of total revenue for the quarters ended March 31, 1999 and 1998, respectively. Allaire anticipates that revenue derived from the indirect distribution channel will continue to represent a significant percentage of total revenue. Allaire primarily derives its international revenue through its indirect distribution channel. International revenue accounted for 16% and 13% of total revenue for the quarters ended March 31, 1999 and 1998, respectively.

In April 1999, Allaire completed a merger with Bright Tiger by issuing approximately 300,000 shares of Allaire common stock for all of the outstanding equity securities of Bright Tiger. Bright Tiger provides software designed to enhance the performance, availability and manageability of large-scale
Internet sites and Web applications. Allaire had previously licensed technology from Bright Tiger that was incorporated in certain Allaire ColdFusion products. Allaire expects to incur a non-recurring charge of approximately $2.2 million in the quarter ended June 30,1999 primarily related to professional fees, severance packages and related costs associated with the acquisition.

Allaire has experienced substantial net losses in each fiscal period since its inception and, as of March 31, 1999, had an accumulated deficit of $21.9 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of Allaire's products and in the preliminary establishment of Allaire's infrastructure. Allaire expects to increase its expenditures in all areas in order to execute its business plan, particularly in research and development and sales and marketing. The planned increase in sales and marketing expense will primarily result from the hiring of additional sales force personnel to focus on major account sales, and marketing programs to increase brand awareness.

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

Allaire is also increasing its sales and marketing efforts focused on larger purchases by larger customers. Such transactions are generally more complex and may increase the length of Allaire's average sales cycle. Allaire anticipates that an increasing portion of its revenue could be derived from large orders, in which case timing of receipt and fulfillment of any such orders could cause fluctuations in Allaire's operating results, particularly on a quarterly basis.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUE

Total revenue increased 94% to $7.8 million for the quarter ended March 31, 1999 from $4.0 million for the quarter ended March 31, 1998.

SOFTWARE LICENSE FEES. Revenue from software license fees increased 72% to $6.1 million for the quarter ended March 31, 1999 from $3.6 million for the quarter ended March 31, 1998. This increase was primarily due to an increase in the number of licenses sold to use Allaire's ColdFusion software products and from an increase in product price associated with the release of new versions of Allaire's products during the fourth quarter of 1998.

SERVICES. Revenue from services increased 269% to $1.7 million in the quarter ended March 31, 1999 from $464,000 for the quarter ended March 31, 1998. The increase was primarily attributable to growth in training revenue resulting from an increase in Allaire's installed customer base.

COST OF REVENUE

COST OF SOFTWARE LICENSE FEES. Cost of software license fees includes costs of product media duplication, manuals, packaging materials, licensed technology and fees paid to third-party vendors and agents for order fulfillment. Cost of software license fees increased 8% to $454,000 for the quarter ended March 31, 1999 from $421,000 for the quarter ended March 31, 1998. The increase in absolute dollars was due to higher unit sales volume. The improvement in software license fees gross margins to 93% for the quarter ended March 31, 1999 from to 88% for the quarter ended March 31,1998 was primarily attributable to economies of scale achieved with Allaire's higher sales volume.

COST OF SERVICES. Cost of services consists primarily of personnel costs. Cost of services increased 115% to $1.5 million for the quarter ended March 31, 1999 from $699,000 for the quarter ended March 31, 1998. The increase in absolute dollars resulted primarily from the hiring of additional employees and the use of contract trainers to support increased customer demand for training classes and technical support. The improvement in services gross margins to 12% for the quarter ended March 31, 1999 from (51)% for the quarter ended March 31,1998 was primarily attributable to the substantial growth in training revenue. Continued improvement in services gross margins is dependent upon the future demand for the services offered by Allaire.

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

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 59% to $1.6 million for the quarter ended March 31, 1999 from $1.0 million for the quarter ended March 31, 1998. The increase primarily resulted from salaries associated with newly hired development personnel. Allaire anticipates that research and development expenses will increase significantly due to the addition of employees in the second quarter of 1999 in connection with the Bright Tiger acquisition and increased product development consulting costs.

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses increased 65% to $5.1 million for the quarter ended March 31, 1999 from $3.1 million for the quarter ended March 31, 1998. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and an increase in marketing programs, including promotions and advertising. Allaire anticipates that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to support its brand awareness, product launches, international expansion and increased focus on major account sales.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and other personnel related costs for executive and financial personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased 21% to $1.1 million for the quarter ended March 31, 1999 from $868,000 for the quarter ended March
31, 1998. The increase was primarily attributable to salaries associated with newly hired personnel and related costs required to manage Allaire's growth and facilities expansion. Allaire expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanded operations and facilities, and incurs expenses relating to its new responsibilities as a public company.

STOCK-BASED COMPENSATION. The amount that the estimated fair market value of Allaire's common stock exceeds the exercise price of stock options on the date of grant is recorded as deferred compensation and amortized to stock-based compensation expense as the options vest. Allaire recognized $67,000 of stock based compensation for the quarter ended March 31, 1999 compared to $161,000 for the quarter ended March 31, 1998. The decrease was primarily attributable to the grant of a fully vested option with an exercise price substantially below fair market value during the quarter ended March 31, 1998.

INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, increased to $326,000 for the quarter ended March 31, 1999 from $45,000 for the quarter ended March 31, 1998. The increase was due to interest income earned from the investment of the net cash proceeds from Allaire's initial public offering in January 1999.

PROVISION FOR INCOME TAXES. Allaire incurred significant operating losses for all periods from inception through March 31, 1999. Allaire has recorded a valuation allowance for the full amount of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.


LIQUIDITY AND CAPITAL RESOURCES

In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and offering expenses. Prior to its initial public offering, Allaire had funded its operations primarily through net cash proceeds from private placements of preferred stock totaling $12.8 million.

At March 31, 1999, Allaire had cash and cash equivalents totaling $53.2 million, an increase of $51.4 million from December 31, 1998. The increase was attributable to the net proceeds from the initial public offering and an increase in deferred revenue, partially offset by the net loss, capital expenditures and a decrease in accounts payable. The significant increase in deferred revenue primarily related to deferral of revenue on ColdFusion Enterprise Server shipments. Allaire was obligated to provide certain additional functionality to its customers which was not delivered by March 31, 1999. Allaire expects that such functionality will be delivered within the next two fiscal quarters. Capital expenditures primarily related to purchases of equipment and leasehold improvements to support Allaire's additional personnel.

In April 1999, Allaire completed a merger with Bright Tiger by issuing approximately 300,000 shares of Allaire common stock for all of the outstanding equity securities of Bright Tiger. In connection with the merger, Allaire assumed and paid off Bright Tiger debt obligations totaling approximately $2.6 million.

Allaire expects to experience significant growth in its operating expenses for the foreseeable future in order to execute its business plan, particularly research and development and sales and marketing expenses. As a result, Allaire anticipates that such operating expenses, as well as planned capital expenditures, will constitute a material use of its cash resources. In addition, Allaire may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Allaire believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for the foreseeable future.


YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements. Because ColdFusion does not involve data storage, the ability of a Web application built with ColdFusion to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. If ColdFusion is connected to a database that is not Year 2000 compliant, the information received by a ColdFusion application may be incorrect. Therefore, although Allaire believes its products are Year 2000 compliant, there can be no assurance that Web applications developed using its products will comply with Year 2000 complaints.

The purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for Web development activities, which could have a material adverse effect on Allaire's business, operating results and financial condition. Year 2000 complications may disrupt the operation, viability or commercial acceptance of the Internet, which could have a material adverse impact on Allaire's business, operating results and financial condition.

In connection with Allaire's installation of new internal software systems in October 1998, Allaire received verbal confirmations from software vendors that the software it installed is Year 2000 complaint, and it is in the process of obtaining written certifications from such vendors to the same effect. Based on the foregoing, Allaire currently has no reason to believe that its internal software systems are not Year 2000 compliant. To date, Allaire has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in Allaire's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not have a material adverse effect on Allaire's business, operating results and financial condition.

Allaire relies on third party vendors which may not be Year 2000 complaint for certain equipment and services. In addition, many of Allaire's distributors are dependent on commercially available operating systems, which may be impacted by Year 2000 complications. To date, Allaire has not conducted a Year 2000 review of its vendors or distributors. Failure of systems maintained by Allaire's vendors or distributors to operate properly with regard to the Year 2000 and thereafter could require Allaire to incur significant unanticipated expenses to remedy any problems or replace affected vendors, could reduce Allaire's revenue from its indirect distribution channel and could have a material adverse effect on Allaire's business, operating results and financial condition.




ITEM 2A: RISK FACTORS

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

ALLAIRE MAY NOT BE PROFITABLE IN THE FUTURE

Since Allaire began operations, it has incurred substantial net losses in every fiscal period. Allaire cannot be certain when it will become profitable, if at all. Failure to achieve profitability may adversely affect the market price of Allaire's common stock. At March 31, 1999, Allaire had an accumulated deficit of $21.9 million. Allaire has generated relatively small amounts of revenue until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute its business plan. Although Allaire has experienced revenue growth in recent periods, the growth has been off of a small base, and it is unlikely that such growth rates are sustainable.

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

Allaire's quarterly revenue may fluctuate for several reasons, including the following:

- the market for Web development products is in an early stage of development and it is therefore difficult to accurately predict customer demand; and

- the sales cycle for Allaire's products and services varies substantially from customer to customer and, if Allaire's average sales price increases as Allaire expects, Allaire expects the sales cycle to lengthen. As a result, Allaire has difficulty determining whether and when it will receive license revenue from a particular customer.

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

ALLAIRE'S SUCCESS DEPENDS ON ONGOING SALES THROUGH A LIMITED NUMBER OF DISTRIBUTORS

Allaire derives a substantial portion of its revenue from a limited number of distributors. For the quarter ended March 31, 1999, revenue from Allaire's indirect distribution channel accounted for approximately 54% of Allaire's total revenue, and one distributor, Ingram Micro, accounted for approximately 31% of Allaire's total revenue. The loss of, or a reduction in orders from, Ingram Micro or any other significant distributor could have a material adverse effect on Allaire's business, operating results and financial condition. Because Allaire does not deal directly with end users when selling through distributors, Allaire is dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. If a distributor purchases excess product, Allaire may be obligated to accept the return of some products.

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

ALLAIRE MAY HAVE DIFFICULTY MANAGING ITS GROWTH

Allaire has been experiencing a period of rapid growth that has been placing a significant strain on all of Allaire's resources. The number of Allaire's employees increased from 95 at December 31, 1997 to 181 at March 31, 1999. To manage future growth effectively Allaire must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. Any failure to do so could have a material adverse effect on the quality of Allaire's products, Allaire's ability to retain key personnel and Allaire's business, operating results and financial condition.

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

ALLAIRE'S BUSINESS COULD BE ADVERSELY AFFECTED IF ALLAIRE'S PRODUCTS CONTAIN ERRORS

Software products as complex as Allaire's may contain undetected errors or "bugs," which result in product failures. Errors in certain of Allaire's products have been detected after commercial release of the products. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to Allaire's reputation, or damage to Allaire's efforts to build brand awareness, any of which could have a material adverse effect on Allaire's business, operating results and financial condition.

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

Because ColdFusion does not involve data storage, the ability of a Web application built with ColdFusion to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. Therefore, there can be no assurance that Web applications developed using Allaire products will comply with Year 2000 requirements. For example, if ColdFusion is connected to a database that is not Year 2000 compliant, the information received by a ColdFusion application may be incorrect.

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

ALLAIRE'S EXISTING STOCKHOLDERS WILL EXERCISE SIGNIFICANT CONTROL OVER ALLAIRE

Allaire's officers, directors and greater than 10 percent stockholders together control approximately 49% of the outstanding common stock as of March 2, 1999. As a result, these stockholders, if they act together, are able to influence Allaire's management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preveting a change in control of Allaire that may affect the market price of the common stock.

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

Allaire has registered approximately 2,900,000 shares of common stock and intends to register 2,100,000 shares of common stock that Allaire has issued or may issue under Allaire's stock plans. Once Allaire registers these shares, they can be sold in the public market upon issuance, subject to the "lock-up" agreements described above.

ALLAIRE WILL HAVE BROAD DISCRETION IN USING THE PROCEEDS FROM THE INITIAL PUBLIC OFFERING

Allaire has not identified specific uses for the majority of the proceeds from the offering, and Allaire will have broad discretion in how it uses them. Investors will not have an opportunity to evaluate the economic, financial or other information on which Allaire bases its decisions on how to use the proceeds.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CASH AND CASH EQUIVALENTS

As of March 31, 1999, Allaire is exposed to market risks which primarily include changes in U.S. interest rates. Allaire maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on Allaire's financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Allaire is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.01 par value per share, in January 1999:

       (1) The effective date of the registration statement of the offering and the commission file number were January 22, 1999 and 333-68639, respectively.

       (4)(v)     Underwriting discount...................       4,025,000
                  Other offering expenses.................       1,175,000
                                                                -----------
                           Total .........................       5,200,000

                  Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

       (4)(vi) The net offering proceeds to the Company after expenses were approximately $ 52,300,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         By a written consent of stockholders dated January 15, 1999, the stockholders of Allaire consented to the following actions:

         1. To amend Article Fourth of the Company's Certificate of Incorporation to increase the Company's authorized capital stock;

         2. To amend and restate the Company's Certificate of Incorporation to, among other things, effect certain changes relating to corporate governance and other matters;

         3.  To approve and adopt the Company's 1998 Stock Incentive Plan;
             and

         4.  To approve and adopt the Company's 1998 Employee Stock Purchase
             Plan.

         Holders representing 6,158,766 shares of Allaire capital stock out of 7,994,110 shares outstanding signed the written consent.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit 11. Statement re computation of unaudited net loss per share and pro forma net loss per share (filed herewith)

       Exhibit 27.         Financial Data Schedule (filed herewith)

(b) No reports were filed on Form 8-K by the Company during the quarter ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 1999
                                        Allaire Corporation

                                        By:      /S/ DAVID A. GERTH
                                                 --------------------
                                                    David A. Gerth
                                     Vice President, Finance and Operations,
                                     Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

EXHIBIT INDEX

       Exhibit 11. Statement re computation of unaudited net loss per share and pro forma net loss per share (filed herewith)

       Exhibit 27.         Financial Data Schedule (filed herewith)