Form 10-Q
period 1999-06-30
ALLAIRE CORP
filed 1999-08-16
CIK 1016139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NUMBER 0-25265

                             ---------------------

                              ALLAIRE CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           41-1830792
         (State or Other Jurisdiction of                             (I.R.S. Employer
          Incorporation or Organization)                           Identification No.)

   ONE ALEWIFE CENTER, CAMBRIDGE, MASSACHUSETTS                           02140
     (Address of Principal Executive Offices)                           (Zip Code)

                                 (617) 761-2000

              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE

              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                                                      SHARES OUTSTANDING AT
TITLE OF CLASS                                                                                           AUGUST 6, 1999
-------------------------------------------------------------------------------------------------  ---------------------------
Common Stock, $.01 par value.....................................................................            11,786,535

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ALLAIRE CORPORATION

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements................................................

                      Condensed Consolidated Balance Sheet as of June 30, 1999 and
                      December 31, 1998...................................................          3

                      Consolidated Statement of Operations for the Three and Six Months
                      Ended June 30, 1999 and 1998........................................          4

                      Consolidated Statement of Cash Flows for the Six Months Ended June
                      30, 1999 and 1998...................................................          5

                      Notes to Unaudited Consolidated Financial Statements................          6

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................          7

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........         21

PART II.   OTHER INFORMATION

           Item 2.    Changes in Securities and Use of Proceeds...........................         22

           Item 6.    Exhibits and Reports on Form 8-K....................................         22

           Signatures.....................................................................
                                                                                                   23

           Exhibit Index..................................................................
                                                                                                   24

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              ALLAIRE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                           JUNE 30,   DECEMBER 31,
                                                                                             1999         1998
                                                                                           ---------  ------------
ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $  19,532   $    3,247
  Short-term investments.................................................................     33,971          496
  Accounts receivable, net of allowance for doubtful accounts and returns of $547 and
    $502 at June 30, 1999 and December 31, 1998, respectively............................      5,055        3,196
  Prepaid expenses and other current assets..............................................        747        1,094
                                                                                           ---------  ------------
    Total current assets.................................................................     59,305        8,033
  Property and equipment, net............................................................      4,717        4,300
  Other assets, net......................................................................        278          375
                                                                                           ---------  ------------
TOTAL ASSETS.............................................................................  $  64,300   $   12,708
                                                                                           ---------  ------------
                                                                                           ---------  ------------
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations...........................................  $     311   $      340
  Promissory notes.......................................................................         --        1,500
  Current portion of notes payable.......................................................        452        1,564
  Accounts payable.......................................................................      2,106        3,326
  Accrued expenses.......................................................................      6,277        3,963
  Accrued employee compensation and benefits.............................................      3,275        2,238
  Deferred revenue.......................................................................      8,221        4,793
                                                                                           ---------  ------------
    Total current liabilities............................................................     20,642       17,724
Capital lease obligations................................................................         21          159
Notes payable............................................................................        800        1,034
                                                                                           ---------  ------------
    Total liabilities....................................................................     21,463       18,917
                                                                                           ---------  ------------
Redeemable convertible preferred stock $.01 par value;
  Authorized: none at June 30, 1999 and 3,183,506 shares at December 31, 1998
  Issued and outstanding: none at June 30, 1999 and 3,020,415 shares at December 31,
    1998.................................................................................         --       12,673
                                                                                           ---------  ------------
Stockholders' equity (deficit)
  Preferred stock, $.01 par value; Authorized: 5,000,000 shares at June 30, 1999 and none
    at December 31, 1998.................................................................         --           --
  Series A convertible preferred stock, $.01 par value; Authorized: none at June 30, 1999 and 200,000 at December 31, 1998
  Issued and outstanding: none at June 30, 1999 and 88,463 shares at December 31, 1998...         --          751
  Common stock, $.01 par value;
    Authorized: 35,000,000 shares at June 30, 1999 and December 31, 1998
  Issued and outstanding: 11,772,411 issued and 11,755,801 outstanding at June 30, 1999
    and 4,859,384 issued and 4,855,967 outstanding at December 31, 1998..................        118           49
  Additional paid-in capital.............................................................     80,239       12,364
  Accumulated deficit....................................................................    (36,699)     (31,170)
  Deferred compensation..................................................................       (811)        (850)
  Stock subscriptions receivable.........................................................        (10)         (26)
                                                                                           ---------  ------------
  Total stockholders' equity (deficit)...................................................     42,837      (18,882)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
  (DEFICIT)..............................................................................  $  64,300   $   12,708
                                                                                           ---------  ------------
                                                                                           ---------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                         --------------------  --------------------
                                                                           1999       1998       1999       1998
                                                                         ---------  ---------  ---------  ---------
REVENUE:
  Software license fees................................................  $  10,761  $   4,228  $  17,724  $   7,827
  Services.............................................................      2,314        585      4,048      1,078
                                                                         ---------  ---------  ---------  ---------
    Total revenue......................................................     13,075      4,813     21,772      8,905
                                                                         ---------  ---------  ---------  ---------
COST OF REVENUE:
  Software license fees................................................        647        402      1,103        823
  Services.............................................................      1,794        903      3,300      1,602
                                                                         ---------  ---------  ---------  ---------
    Total cost of revenue..............................................      2,441      1,305      4,403      2,425
                                                                         ---------  ---------  ---------  ---------
GROSS PROFIT...........................................................     10,634      3,508     17,369      6,480
                                                                         ---------  ---------  ---------  ---------
OPERATING EXPENSES:
  Research and development.............................................      2,897      1,806      5,364      3,602
  Sales and marketing..................................................      6,795      4,442     12,461      8,552
  General and administrative...........................................      1,606      1,101      3,043      2,162
  Stock-based compensation.............................................         66         25        133        186
  Merger costs.........................................................      2,700         --      2,700         --
                                                                         ---------  ---------  ---------  ---------
    Total operating expenses...........................................     14,064      7,374     23,701     14,502
                                                                         ---------  ---------  ---------  ---------
    LOSS FROM OPERATIONS...............................................     (3,430)    (3,866)    (6,332)    (8,022)
Interest income, net...................................................        517         45        803        136
                                                                         ---------  ---------  ---------  ---------
    NET LOSS...........................................................  $  (2,913) $  (3,821) $  (5,529) $  (7,886)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
NET LOSS PER SHARE:
  Basic and diluted net loss per share.................................  $   (0.26) $   (1.09) $   (0.53) $   (2.38)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
  Pro forma basic and diluted net loss per share.......................  $   (0.26) $   (0.49) $   (0.51) $   (1.04)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Shares used in computing basic and diluted net loss per share........     11,372      3,512     10,449      3,317
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
  Shares used in computing pro forma basic and diluted net loss per
    share..............................................................     11,372      7,754     10,916      7,602
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED JUNE
                                                                                                       30,
                                                                                              ---------------------
                                                                                                 1999       1998
                                                                                              ----------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net loss..................................................................................  $   (5,529) $  (7,886)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization...........................................................       1,122        813
    Compensation expense relating to the issuance of equity instruments.....................         133        186
    Changes in assets and liabilities, net of effects from acquisitions:
      Accounts receivable...................................................................      (1,859)      (411)
      Prepaid expenses and other current assets.............................................         347       (160)
      Other assets..........................................................................          (1)      (261)
      Accounts payable......................................................................      (1,220)        76
      Accrued expenses......................................................................       3,351       1064
      Deferred revenue......................................................................       3,428       1063
                                                                                              ----------  ---------
      Total adjustments.....................................................................       5,301      2,370
                                                                                              ----------  ---------
      Net cash used for operating activities................................................        (228)    (5,516)
                                                                                              ----------  ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................................................     (33,971)    (1,570)
  Sales of short-term investments...........................................................         496      4,699
  Purchases of property and equipment.......................................................      (1,441)    (1,286)
                                                                                              ----------  ---------
      Net cash (used for) provided by investing activities..................................     (34,916)     1,843
                                                                                              ----------  ---------
Cash flows from financing activities:
  Proceeds from the issuance of notes payable...............................................          --      1,406
  Principal payments on capital lease obligations...........................................        (167)      (155)
  Principal payments on promissory notes....................................................      (1,500)        --
  Principal payments on notes payable.......................................................      (1,346)        --
  Proceeds from sale of common stock, net of issuance costs.................................      54,426        538
  Proceeds from sale of convertible preferred stock, net of issuance costs..................          --          5
  Payment received on stock subscription receivable.........................................          16         --
                                                                                              ----------  ---------
      Net cash provided by financing activities.............................................      51,429      1,794
                                                                                              ----------  ---------
Net increase (decrease) in cash and cash equivalents........................................      16,285     (1,879)
Cash and cash equivalents, beginning of period..............................................       3,247      7,190
                                                                                              ----------  ---------
Cash and cash equivalents, end of period....................................................  $   19,532  $   5,311
                                                                                              ----------  ---------
                                                                                              ----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................................................  $      206  $      76

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Conversion of Series A convertible preferred stock to common stock........................         751         --
  Conversion of redeemable convertible preferred stock to common stock......................      12,673         --

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do no include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Registration Statement on Form S-1/A filed on July 19, 1999 (Registration No. 333-80759).

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

COMPREHENSIVE INCOME

    Effective January 1, 1998, Allaire adopted SFAS No. 130 "Reporting Comprehensive Income." This statement requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. During the quarter and six months ended June 30, 1999 and 1998, Allaire had no items qualifying as other comprehensive income; accordingly, the adoption of SFAS No. 130 had no impact on Allaire's financial statements.

2. INITIAL PUBLIC OFFERING

    In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and other offering expenses. At the time of the initial public offering, all of Allaire's outstanding preferred stock automatically converted into 3,848,941 shares of common stock.

                              ALLAIRE CORPORATION

3. ACQUISITIONS

    On April 12, 1999, Allaire completed its acquisition of Bright Tiger Technologies, Inc. ("Bright Tiger"). Bright Tiger develops and markets Web site resource management software. In connection with the transaction, Allaire issued 288,583 shares of its common stock for all of the issued and outstanding shares of Bright Tiger. On June 25, 1999, Allaire completed its acquisition of Live Software, Inc. ("Live Software"). Live Software develops, markets and supports server-side Java development and deployment technology. In connection with the transaction, Allaire issued 528,376 shares of its common stock for all the issued and outstanding shares of Live Software. Allaire recorded merger related costs of $2.7 million in the quarter ended June 30, 1999 primarily related to professional fees, facility closings, severance packages and related costs associated with these acquisitions. These mergers were accounted for as poolings of interests. Accordingly, Allaire's consolidated financial statements have been restated to include the accounts and operations of Bright Tiger and Live Software for all periods presented.

    Prior to these mergers, revenues and net income of the combined entities for the three-month period ended March 31, 1999 and 1998 are presented in the following table. Prior to these mergers during the quarter ended March 31, 1999, the companies had intercompany sales of $40,000. The intercompany sales have been eliminated and certain amounts in the merged companies' financial statements were reclassified to conform to Allaire's presentations.

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
PRO FORMA RESULTS                                                                         1999           1998
------------------------------------------------------------------------------------  -------------  -------------
                                                                                              (UNAUDITED)
Revenue:
  Allaire...........................................................................  $   7,836,000  $   4,032,000
  Bright Tiger......................................................................        168,000         33,000
  Live Software.....................................................................        693,000         27,000
                                                                                      -------------  -------------
  Combined..........................................................................  $   8,697,000  $   4,092,000

Net Income (Loss):
  Allaire...........................................................................  $  (1,684,000) $  (2,211,000)
  Bright Tiger......................................................................     (1,199,000)    (1,849,000)
  Live Software.....................................................................        267,000         (5,000)
                                                                                      -------------  -------------
  Combined..........................................................................  $  (2,616,000) $  (4,065,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This form 10-Q contains "Forward-Looking Statements" within the meaning of
Section 27a of the securities act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "Believes," "Anticipates," "Plans," "Expects" and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth below in "Item 2a. Risk Factors," that may cause the actual results, performance and achievements of allaire to differ materially from those indicated by the forward-looking statements.

                              ALLAIRE CORPORATION

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

    Allaire generates its revenue through direct sales of licenses to end users and through its indirect distribution channel. Direct revenue is generated by Allaire's direct sales force and via Allaire's Web site. The indirect distribution channel includes distributors, direct and original equipment manufacturer resellers, system integrators and Allaire Alliance members. Revenue generated by the indirect distribution channel accounted for 49% of total revenue for the quarter and six months ended June 30, 1999 and 39% of total revenue for the quarter and six months ended June 30, 1998. Allaire anticipates that revenue derived from the indirect distribution channel will continue to represent a significant percentage of total revenue. Allaire primarily derives its international revenue through its indirect distribution channel. International revenue accounted for 11% and 14% of total revenue for the quarters ended June 30, 1999 and 1998, respectively and 13% and 14% of total revenue for the six months ended June 30, 1999 and 1998, respectively.

    In April 1999, Allaire completed a merger with Bright Tiger by issuing approximately 300,000 shares of Allaire common stock for all of the outstanding equity securities of Bright Tiger. Bright Tiger provides software designed to enhance the performance, availability and manageability of large-scale Internet sites and Web applications. Allaire had previously licensed technology from Bright Tiger that was incorporated in certain Allaire ColdFusion products. In June 1999, Allaire completed a merger with Live Software by issuing approximately 550,000 shares of Allaire common stock for all of the outstanding equity securities of Live Software. Live Software develops, markets and supports server-side Java development and deployment technology. Live Software's principal product, JRun, is a leading server-side Java development and deployment engine. Allaire recorded merger related costs of $2.7 million in the quarter ended June 30, 1999 primarily related to professional fees, facility closings, severance packages and related costs associated with these acquisitions. Allaire accounted for each of these acquisitions as a pooling of interests.

                              ALLAIRE CORPORATION

    Allaire has experienced substantial net losses in each fiscal period since its inception and, as of June 30, 1999, had an accumulated deficit of $36.7 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of Allaire's products and in the preliminary establishment of Allaire's infrastructure. Allaire expects to increase its expenditures in all areas in order to execute its business plan, particularly in research and development and sales and marketing. The planned increase in sales and marketing expense will primarily result from the hiring of additional sales force personnel to focus on major account sales, and marketing programs to increase brand awareness.

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

RESULTS OF OPERATIONS

    REVENUE

    Total revenue increased 172% from $4.8 million for the quarter June 30, 1998 to $13.1 million for the quarter ended June 30, 1999. Total revenue increased 144% from $8.9 million for the six months ended June 30, 1998 to $21.8 million for the six months ended June 30, 1999.

    SOFTWARE LICENSE FEES. Revenue from software license fees increased 155% from $4.2 million for the quarter ended June 30, 1998 to $10.8 million for the quarter ended June 30, 1999. Revenue from software license fees increased 126% from $7.8 million for the six months ended June 30, 1998 to $17.7 million for the six months ended June 30, 1999. This increase was primarily due to an increase in the number of licenses sold to use Allaire's ColdFusion and JRun products. Increases in product prices associated with the release of new versions of Allaire's products during the fourth quarter of 1998 also contributed to the growth in revenue.

    SERVICES. Revenue from services increased 296% from $585,000 for the quarter ended June 30, 1998 to $2.3 million for the quarter ended June 30, 1999. Revenue from services increased 276% from $1.1 million for the six months ended June 30, 1998 to $4.0 million for the six months ended June 30, 1999. The increase was primarily attributable to growth in training revenue resulting from an increase in Allaire's installed customer base.

    COST OF REVENUE

    COST OF SOFTWARE LICENSE FEES. Cost of software license fees includes costs of product media duplication, manuals, packaging materials, licensed technology and fees paid to third-party vendors and agents for order fulfillment. Cost of software license fees increased 61% from $402,000 for the quarter ended June 30, 1998 to $647,000 for the quarter ended June 30, 1999. Cost of software license fees increased 34% from $823,000 for the six months ended June 30, 1998 to $1.1 million for the six months ended June 30, 1999. The increase in absolute dollars was due to higher unit sales volume. The improvement in software license fees gross margins from 90% for the quarter ended June 30, 1998 to 94% for the quarter ended June 30, 1999 and from 89% for the six months ended June 30, 1998 to 94% for the six months ended June 30, 1999 was primarily attributable to economies of scale achieved with Allaire's higher sales volume.

    COST OF SERVICES. Cost of services consists primarily of personnel costs. Cost of services increased 99% from $903,000 for the quarter ended June 30, 1998 to $1.8 million for the quarter ended June 30, 1999. Cost of services increased 106% from $1.6 million for the six months ended June 30, 1998 to $3.3 million for the six months ended June 30, 1999. The increase in absolute dollars resulted primarily from the hiring of additional employees and the use of contract trainers to support increased customer demand for training classes and technical support. Services gross margin improved from (54)% for the quarter ended June 30, 1998 to 22% for the quarter ended June 30, 1999 and from (49)% for the six months ended June 30, 1998 to 18% for the six months ended June 30, 1999. The improvement in services gross margins was primarily attributable to the substantial growth in training revenue.

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

    OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 60% from $1.8 million for the quarter ended June 30, 1998 to $2.9 million for the quarter ended June 30, 1999. Research and development expenses increased 49% from $3.6 million for the six months ended June 30, 1998 to $5.4 million for the six months ended June 30, 1999. The increase primarily resulted from salaries associated with newly hired development personnel and product development consulting costs. Allaire anticipates that research and development expenses will increase primarily due to increased product development consulting costs.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses increased 53% from $4.4 million for the quarter ended June 30, 1998 to $6.8 million for the quarter ended June 30, 1999. Sales and marketing expenses increased 46% from $8.6 million for the six months ended June 30, 1998 to $12.5 million for the six months ended June 30, 1999. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and an increase in marketing programs, including promotions and advertising. Allaire anticipates that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to support its brand awareness, product launches, international expansion and increased focus on major account sales.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and other personnel related costs for executive and financial personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased 46% from $1.1 million for the quarter ended June 30, 1998 to $1.6 million for the quarter ended June 30, 1999. General and administrative expenses increased 41% from $2.2 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999. The increase was primarily attributable to salaries associated with newly hired personnel and related costs required to manage Allaire's growth and facilities expansion. Allaire expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanded operations and facilities, and incurs expenses relating to its new responsibilities as a public company.

    STOCK-BASED COMPENSATION. The amount that the estimated fair market value of Allaire's common stock exceeds the exercise price of stock options on the date of grant is recorded as deferred compensation and amortized to stock-based compensation expense as the options vest. Allaire recognized $25,000 for the quarter ended June 30, 1998 compared to $66,000 of stock based compensation for the quarter ended June 30, 1999. Allaire recognized $186,000 for the six months ended June 30, 1998 compared to $133,000 of stock based compensation for the six months ended June 30, 1999. The decrease was primarily attributable to the grant of a fully vested option with an exercise price substantially below fair market value during the quarter ended March 31, 1998.

    MERGER COSTS. The merger costs of $2.7 million in the quarter ended June 30, 1999 relate to the mergers with Bright Tiger and Live Software. The costs include professional fees, facility closings, severance packages and related costs associated with these acquisitions.

    INTEREST INCOME, NET. Interest income, net of interest expense, increased from $45,000 for the quarter ended June 30, 1998 to $517,000 for the quarter ended June 30, 1999. Interest income, net of interest expense, increased from $136,000 for the six months ended June 30, 1998 to $803,000 for the six months ended June 30, 1999. The increase was due to interest income earned from the investment of the net cash proceeds from Allaire's initial public offering in January 1999.

    PROVISION FOR INCOME TAXES. Allaire has incurred significant operating losses for all periods from inception through June 30, 1999. Allaire has recorded a valuation allowance for the full amount of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

    LIQUIDITY AND CAPITAL RESOURCES

    In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and offering expenses. Prior to its initial public offering, Allaire had funded its operations primarily through net cash proceeds from private placements of preferred stock. At June 30, 1999, Allaire had cash, cash equivalents and short-term investments of $53.5 million, up from $3.7 million at December 31, 1998.

    Cash used for operating activities for the six months ended June 30, 1999 was $228,000, primarily relating to a net loss of $5.5 million, offset by increases in accrued expenses and deferred revenue. Cash used for operating activities for the six months ended June 30, 1998 was $5.5 million primarily relating to a net loss of $7.9 million, partially offset by increases in accrued expenses and deferred revenue.

    Cash used for investing activities for the six months ended June 30, 1999 was $34.9 million, primarily relating to an increase in purchases of short-term investments. Cash provided by investing activities for the six months ended June 30, 1998 was $1.8 million, primarily relating to a decrease in short-term investments, partially offset by property and equipment purchases.

    Cash provided by financing activities for the six months ended June 30, 1999 was $51.4 million, primarily due to common stock issuances. Cash provided by financing activities for the six months ended June 30, 1998 was $1.8 million, primarily due to the issuance of notes payable.

    As of June 30, 1999, Allaire's primary commitments consisted of obligations related to operating leases, $1.3 million of notes payable under equipment lines and $332,000 of capital lease obligations.

    In April 1999, Allaire completed a merger with Bright Tiger by issuing approximately 300,000 shares of Allaire common stock for all of the outstanding equity securities of Bright Tiger. In connection with the merger, Allaire assumed and paid off Bright Tiger debt obligations totaling approximately $2.6 million. In June 1999, Allaire completed a merger with Live Software by issuing approximately 550,000 shares of Allaire common stock for all of the outstanding equity securities of Live Software.

    Allaire expects to experience significant growth in its operating expenses for the foreseeable future in order to execute its business plan, particularly research and development and sales and marketing expenses. As a result, Allaire anticipates that such operating expenses, as well as planned capital expenditures, will constitute a material use of its cash resources. In addition, Allaire may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Allaire believes that its current cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

    YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements. Because ColdFusion does not involve data storage, the ability of a Web application built with ColdFusion to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. If ColdFusion is connected to a database that is not Year 2000 compliant, the information received by a ColdFusion application may be incorrect. Although Allaire believes that the current releases of its products are Year 2000 compliant, there can be no assurance that Web applications developed using its products will comply with Year 2000 requirements.

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

    With respect to Allaire's primary internal software systems, Allaire either has received written confirmations from software vendors that the software it installed is Year 2000 compliant or is in the process of installing available software upgrades to achieve Year 2000 compliance. Based on the foregoing, Allaire currently has no reason to believe that its internal software systems will not be Year 2000 compliant by September 30, 1999. To date, Allaire has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in Allaire's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not have a material adverse effect on Allaire's business, operating results and financial condition.

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

ITEM 2A: RISK FACTORS

ALLAIRE HAS A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE ITS PROSPECTS

    Allaire commenced operations in May 1995 and Allaire recorded its first revenue upon delivery of ColdFusion 1.5 to customers in February 1996. Accordingly, Allaire has only a limited operating history on which you can base your evaluation of its business and prospects. In addition, its prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets.

ALLAIRE MAY NOT BE PROFITABLE IN THE FUTURE

    Since Allaire began operations, it has incurred substantial net losses in every fiscal period. Allaire cannot be certain when it will become profitable, if at all. Failure to achieve profitability may adversely affect the market price of its common stock. At June 30, 1999, Allaire had an accumulated deficit of $36.7 million. Allaire has generated relatively small amounts of revenue until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute its business plan. Although Allaire has experienced revenue growth in recent periods, the growth has been off of a small base, and it is unlikely that such growth rates are sustainable.

ALLAIRE'S QUARTERLY RESULTS MAY FLUCTUATE

    Allaire's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If Allaire's quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of Allaire's common stock could fall substantially.

    Allaire's quarterly revenue may fluctuate for several reasons, including the following:

    - the market for Web development products is in an early stage of development and it is therefore difficult to accurately predict customer demand; and

    - the sales cycle for Allaire's products and services varies substantially from customer to customer and, if its average sales price increases as Allaire expects, Allaire expects the sales cycle to lengthen. As a result, Allaire could have difficulty determining whether and when Allaire will receive license revenue from a particular customer.

    In addition, because Allaire's revenue from training services is largely correlated with its license revenue, a decline in license revenue could also cause a decline in Allaire's services revenue in the same quarter or in subsequent quarters.

    Most of Allaire's expenses, such as employee compensation and rent, are relatively fixed. Moreover, Allaire's expense levels are based, in part, on its expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to Allaire's expectations could cause significant changes in its operating results from quarter to quarter and could result in quarterly losses.

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

    Allaire believes that it must maintain a working relationship with Microsoft to achieve success. Most of Allaire's customers use Microsoft-based operating platforms, so it is critical to Allaire's success that its products be closely integrated with Microsoft technologies. Notwithstanding Allaire's historical and current support of the Microsoft platform, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with Allaire's technology.

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

ALLAIRE MAY HAVE DIFFICULTY INTEGRATING THE BUSINESSES OF BRIGHT TIGER AND LIVE
  SOFTWARE

    On April 12, 1999 Allaire acquired Bright Tiger Technologies, Inc., and on June 25, 1999 Allaire acquired Live Software. There can be no assurance that Allaire will be able to absorb and effectively manage the foregoing acquisitions. There can be no assurance that Allaire will be able to develop, market and sell the Bright Tiger and Live Software products successfully. Pursuant to the acquisitions, each of Bright Tiger and Live Software became, and remain, a wholly-owned subsidiary of Allaire. Based in Acton, Massachusetts, Bright Tiger has 15 employees and designs and markets Web site resource management products to allow its customers to build and manage fast, reliable Web sites. Live Software's eight employees moved from California to Allaire's headquarters in Cambridge, Massachusetts. Live Software develops, markets and supports server-side Java development and deployment technology. The difficulty and management distraction inherent in integrating the acquired businesses, the substantial charges expected to be incurred in connection with such acquisitions, including costs of integrating the businesses and transaction expenses arising from the acquisitions, the risks of entering markets in which Allaire has no or limited direct prior experience, the potential loss of key employees of the acquired companies and the risk that the benefits sought in the acquisitions will not be fully achieved, could have a material adverse effect on Allaire's business, operating results and financial condition.

ALLAIRE'S SUCCESS DEPENDS ON ITS ABILITY TO EXPAND ITS SALES FORCE AND
  DISTRIBUTION CHANNELS

    To increase its revenue, Allaire must increase the size of its sales force and the number of its indirect channel partners, including original equipment manufacturers, value-added resellers and systems integrators. A failure to do so could have a material adverse effect on its business, operating results and financial condition. There is intense competition for sales personnel in Allaire's business, and there can be no assurance that it will be successful in attracting, integrating, motivating and retaining new sales personnel. Allaire's existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, Allaire will need to resolve potential conflicts among its sales force and channel partners.

ALLAIRE'S SUCCESS DEPENDS ON ONGOING SALES THROUGH A LIMITED NUMBER OF
  DISTRIBUTORS

    Allaire derives a substantial portion of its revenue from a limited number of distributors. For the six months ended June 30, 1999, revenue from Allaire's indirect distribution channel accounted for approximately 49% of its total revenue, and one distributor, Ingram Micro, accounted for approximately 37% of its total revenue. For the six months ended June 30, 1998 revenue from Allaire's indirect distribution channel accounted for approximately 39%, and Ingram Micro accounted for approximately 22% of its total revenue. The loss of, or a reduction in orders from, Ingram Micro or any other significant distributor could have a material adverse effect on Allaire's business, operating results and financial condition. Because Allaire does not deal directly with end users when selling through distributors, it is dependent upon the ability of distributors to accurately forecast demand and maintain appropriate levels of inventory. If a distributor purchases excess product, Allaire may be obligated to accept the return of some products.

ALLAIRE MAY EXPERIENCE LOST OR DELAYED SALES AS ITS SALES CYCLE LENGTHENS

    A longer sales cycle reduces Allaire's ability to forecast revenue levels. Any delay or loss in sales of Allaire's products could have a material adverse effect on its business, operating results and financial condition, and could cause Allaire's operating results to vary significantly from quarter to quarter. As Allaire increases its marketing focus on larger purchases by larger customers, it expects that increased executive-level involvement of information technology officers and other senior managers of its customers will occur. Potential large sales may be delayed, or lost altogether, because Allaire will have to provide a more comprehensive education to prospective customers regarding the use and benefits of its products. Allaire's customers' purchase decisions may be subject to delays over which Allaire may have little or no control, including budgeting constraints, internal purchase approval review procedures and the inclusion or exclusion of Allaire's products on customers' approved standards list.

ALLAIRE'S PERFORMANCE WILL DEPEND ON CONTINUED MARKET ACCEPTANCE OF ITS PRODUCTS

    If Allaire's products do not continue to satisfy the Web developer community or otherwise fail to sustain sufficient market acceptance, Allaire's business, operating results and financial condition would be materially adversely affected. Allaire believes that a significant contributing factor to its initial growth has been its ability to create and maintain strong relationships with the community of Web developers that initially adopted its products. This community of early adopters demands rapid improvements in the performance, features and reliability of its products, as well as a high level of customer service. Due in part to the emerging nature of the Web development products market and the substantial resources available to many market participants, Allaire believes there is a time-limited opportunity to achieve and maintain market share in the Web development products market.

ALLAIRE'S EFFORTS TO DEVELOP BRAND AWARENESS MAY BE UNSUCCESSFUL

    Allaire believes that developing and maintaining awareness of the "Allaire," "ColdFusion", "HomeSite" and "JRun" brand names is critical to achieving widespread acceptance of its products. If Allaire fails to promote and maintain its brands or incur significant related expenses, Allaire's business, operating results and financial condition could be materially adversely affected. To promote its brands, Allaire may find it necessary to increase its marketing budget or otherwise increase its financial commitment to creating and maintaining brand awareness among potential customers. Although Allaire has obtained a United States registration of the trademark "Cold Fusion," Allaire is aware of other companies, including competitors, that use the word "Fusion" in their marks alone or in combination with other words, and Allaire does not expect to be able to prevent third party uses of the word "Fusion" for competing goods and services. For example, NetObjects markets its principal products for designing, building and updating Web sites under the names "NetObjects Fusion" and "NetObjects Team Fusion." Competitors that use marks that are similar to Allaire's brand names may cause confusion among actual and potential customers, which could prevent Allaire from achieving significant brand recognition.

ALLAIRE'S PERFORMANCE DEPENDS ON THE SUCCESS OF COLDFUSION, HOMESITE AND JRUN

    Allaire derives almost all of its revenue from licenses of its ColdFusion, HomeSite and JRun software products and related services. Any competitive pressures or other factors that adversely affect market acceptance of ColdFusion, HomeSite, or JRun software would have a material adverse effect on Allaire's business, operating results and financial condition.

ALLAIRE'S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO ENHANCE EXISTING PRODUCTS
  AND DEVELOP NEW PRODUCTS

    To be competitive, Allaire must develop and introduce product enhancements and new products which increase its customers' ability to build and deploy Web applications. In the past, Allaire has been forced to delay introduction of several new products. If Allaire fails to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on Allaire's business, operating results and financial condition. The emerging nature of the Web development products market requires that Allaire continually improve the performance, features and reliability of its products, particularly in response to competitive offerings and evolving customer needs. Allaire must also introduce enhancements to existing products as quickly as possible and prior to the introduction of competing products.

ALLAIRE DEPENDS ON THIRD PARTIES FOR TECHNOLOGY IN ITS PRODUCTS

    Allaire licenses technology that is incorporated into its products from third parties. The loss of access to such technology could result in delays in Allaire's development and introduction of new products or enhancements until equivalent or replacement technology could be accessed, if available, or developed internally, if feasible. These delays could have a material adverse effect on Allaire's business, operating results and financial condition. In light of the rapidly evolving nature of Web technology and its strategy to pursue industry partnerships, Allaire believes that it will increasingly need to rely on technology from third party vendors, such as Microsoft, which may also be competitors. There can be no assurance that technology from others will continue to be available to Allaire on commercially reasonable terms, if at all.

    Moreover, although Allaire is generally indemnified against claims that such third party technology infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the scope of such indemnification is limited. Even if Allaire receives broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from Allaire's customers resulting from such claims, will not be asserted or prosecuted against it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect Allaire's business, operating results and financial condition.

ALLAIRE MAY HAVE DIFFICULTY MANAGING ITS GROWTH

    Allaire has been experiencing a period of rapid growth that has been placing a significant strain on all of its resources. The number of Allaire's employees increased from 138 at December 31, 1997 to 222 at June 30, 1999. To manage future growth effectively Allaire must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. Any failure to do so could have a material adverse effect on the quality of Allaire's products, its ability to retain key personnel and its business, operating results and financial condition.

ALLAIRE IS DEPENDENT ON JOSEPH ALLAIRE AND DAVID ORFAO

    Allaire's future success depends to a significant degree on the skills, experience and efforts of Joseph J. Allaire, its founder, Chairman of the Board, Chief Technology Officer and Executive Vice President, and David J. Orfao, its President and Chief Executive Officer. The loss of the services of Mr. Allaire or Mr. Orfao could have a material adverse effect on Allaire's business, operating results and financial condition. Allaire also depends on the ability of its executive officers and other members of senior management to work effectively as a team. Allaire does not have employment agreements with any of its executive officers, and Allaire does not have any key person life insurance other than for Mr. Allaire and Mr. Orfao.

ALLAIRE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR MARKET

    Qualified personnel are in great demand throughout the software industry. Allaire's success depends in large part upon its ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. Allaire's failure to attract and retain the highly trained technical personnel that are integral to its direct sales, product development, service and support teams may limit the rate at which Allaire can generate sales and develop new products or product enhancements. This could have a material adverse effect on Allaire's business, operating results and financial condition.

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

    Although Allaire has taken steps to protect its proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. In addition, Allaire relies in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Moreover, the laws of other countries in which Allaire markets its products may afford little or no effective protection of its intellectual property.

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

    Any claim of infringement could cause Allaire to incur substantial costs defending against the claim, even if the claim is invalid, and could distract its management from its business. Furthermore, a party making such a claim could secure a judgment that requires Allaire to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Allaire from selling its products. Any of these events could have a material adverse effect on Allaire's business, operating results and financial condition.

ALLAIRE'S BUSINESS COULD BE ADVERSELY AFFECTED IF ITS PRODUCTS CONTAIN ERRORS

    Software products as complex as Allaire's may contain undetected errors or "bugs," which result in product failures or security breaches. Errors in certain of Allaire's products have been detected after the release of the product. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to Allaire's reputation, or damage to its efforts to build brand awareness, any of which could have a material adverse effect on Allaire's business, operating results and financial condition.

ALLAIRE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS RELATING TO ITS CUSTOMERS'
  CRITICAL BUSINESS OPERATIONS

    Many of the Web applications developed and deployed with Allaire's products are critical to the operations of its customers' businesses. Any failure in a customer's Web application could result in a claim for substantial damages against Allaire, regardless of its responsibility for such failure. Although Allaire maintains general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

ALLAIRE MAY BE SUBJECT TO RISKS ASSOCIATED WITH FUTURE ACQUISITIONS

    From time to time, Allaire may pursue acquisitions to obtain complementary products, services and technologies. An acquisition may not produce the revenue, earnings or business synergies that Allaire anticipated, and an acquired product, service or technology might not perform as Allaire expected. In pursuing any acquisition, Allaire's management could spend a significant amount of time and effort in identifying and completing the acquisition. If Allaire completes an acquisition, Allaire would probably have to devote a significant amount of management resources to integrating the acquired business with its existing business.

    To pay for an acquisition, Allaire might use capital stock or cash. Alternatively, Allaire might borrow money from a bank or other lender. If Allaire uses capital stock, its stockholders would experience dilution of their ownership interests. If Allaire uses cash or debt financing, its financial liquidity will be reduced.

ALLAIRE MAY BE AFFECTED BY UNEXPECTED YEAR 2000 PROBLEMS

    Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. Allaire is subject to potential Year 2000 problems affecting its products, its internal systems and the systems of its vendors and distributors, any of which could have a material adverse effect on Allaire's business, operating results and financial condition.

    Because ColdFusion does not involve data storage, the ability of a Web application built with ColdFusion to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. Although Allaire believes that the current releases of its products are Year 2000 compliant, there can be no assurance that Web applications developed using Allaire's products will comply with Year 2000 requirements. For example, if ColdFusion is connected to a database that is not Year 2000 compliant, the information received by a ColdFusion application may be incorrect.

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

    Year 2000 errors or defects in the internal systems maintained by Allaire's vendors or distributors could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could reduce Allaire's revenue from its indirect distribution channel.

ALLAIRE'S EXISTING STOCKHOLDERS WILL EXERCISE SIGNIFICANT CONTROL OVER ALLAIRE

    Allaire's officers, directors and greater than ten percent stockholders together control approximately 44% of the outstanding common stock as of July 31, 1999. As a result, these stockholders, if they act together, will be able to influence Allaire's management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Allaire and might affect the market price of the common stock.

CERTAIN PROVISIONS OF ALLAIRE'S CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF
  ALLAIRE MORE DIFFICULT

    Allaire's corporate documents and Delaware law contain provisions that might enable Allaire's management to resist a takeover of Allaire. These provisions might discourage, delay or prevent a change in the control of Allaire or a change in Allaire's management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of common stock.

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

    Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of Allaire's stockholders brought such a lawsuit against Allaire, it could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of Allaire's management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of June 30, 1999, Allaire is exposed to market risks which primarily include changes in U.S. interest rates. Allaire maintains a significant portion of its cash, cash equivalents and short-term investments in financial instruments with purchased maturities of twelve months or less. Allaire does not hold derivative financial instruments or equity securities in its investment portfolio. Allaire's cash equivalents and short-term investments consist of high-quality corporate and government debt. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on Allaire's financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) Use of Proceeds

    The Company sold 2,875,000 shares of its common stock on January 22, 1999, pursuant to a Registration Statement on Form S-1 (Registration No. 333-68639), which was declared effective by the Securities and Exchange Commission on January 22, 1999 (the "Effective Date"). The managing underwriters of the offering were Credit Suisse First Boston, Dain Rausher Wessels and Banc of America Securities LLC. The aggregate gross proceeds of the offering were $57.5 million. The Company's total expenses in connection with the offering were approximately $5.2 million, of which approximately $4.0 million was for underwriting discounts and commissions and approximately $1.2 million was for other expenses paid to persons other than directors or officers of the Company or persons owning more than 10 percent of any class of equity securities of Allaire. The Company's net proceeds from the offering were approximately $52.3 million. From the Effective Date through June 30, 1999, the Company used approximately $1.9 million of the net proceeds primarily to fund operating losses and working capital requirements. As of June 30, 1999, the Company had approximately $50.4 million of net proceeds remaining, and pending use of the proceeds, the Company intends to invest such proceeds primarily in high-quality corporate and government debt.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

Exhibit 11 Statement re: Computation of Unaudited Net Loss Per Share and Pro Forma Net Loss Per Share (filed herewith)

Exhibit 27.1  Financial Data Schedule (filed herewith)

Exhibit 27.2  Financial Data Schedule (filed herewith)

Exhibit 27.3  Financial Data Schedule (filed herewith)

Exhibit 27.4  Financial Data Schedule (filed herewith)

    (b) A report on Form 8-K was filed on April 27, 1999, regarding Allaire's acquisition of Bright Tiger. A report on Form 8-K/A was filed on June 5, 1999 to report financial statements of Bright Tiger and pro forma financial statements assuming a business combination between Allaire and Bright Tiger accounted for on a "pooling of interests" basis.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 1999

                                ALLAIRE CORPORATION

                                By:              /s/ David A. Gerth
                                     -----------------------------------------
                                                   David A. Gerth
                                      VICE PRESIDENT, FINANCE AND OPERATIONS,
                                       TREASURER AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                                 EXHIBIT INDEX

Exhibit 11 Statement re: Computation of Unaudited Net Loss Per Share and Pro Forma Net Loss Per Share (filed herewith)

Exhibit 27.1  Financial Data Schedule (filed herewith)

Exhibit 27.2  Financial Data Schedule (filed herewith)

Exhibit 27.3  Financial Data Schedule (filed herewith)

Exhibit 27.4  Financial Data Schedule (filed herewith)