Form 10-Q
period 1999-09-30
ALLAIRE CORP
filed 1999-11-15
CIK 1016139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999.

                                       OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Transition Period from       to       .

                         Commission File Number 0-25265

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

TITLE OF CLASS                                                SHARES OUTSTANDING AT NOVEMBER 5, 1999
--------------                                                --------------------------------------
Common Stock, $.01 par value................................                13,094,391

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ALLAIRE CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheet as of September 30,
           1999 and December 31, 1998..................................      2

           Consolidated Statement of Operations for the Three and Nine
           Months Ended September 30, 1999 and 1998....................      3

           Consolidated Statement of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998...........................      4

           Notes to Unaudited Consolidated Financial Statements........      5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      7

  Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................     20

PART II. OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds...................     21

  Item 6.  Exhibits and Reports on Form 8-K............................     21

  Signatures...........................................................     22

  Exhibit Index........................................................  22

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              ALLAIRE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 31,031        $ 3,247
  Short-term investments....................................      25,745            496
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $570 and $502 at September 30,
    1999 and December 31, 1998, respectively................       6,390          3,196
  Receivable from stock issuance............................      58,590             --
  Prepaid expenses and other current assets.................       1,589          1,094
                                                                --------        -------
    Total current assets....................................     123,345          8,033
  Property and equipment, net...............................       5,045          4,300
  Other assets, net.........................................         641            375
                                                                --------        -------
TOTAL ASSETS................................................    $129,031        $12,708
                                                                ========        =======

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of capital lease obligations..............    $    247        $   340
  Promissory notes..........................................          --          1,500
  Current portion of notes payable..........................         469          1,564
  Accounts payable..........................................       2,538          3,326
  Accrued expenses..........................................       8,262          3,963
  Accrued employee compensation and benefits................       5,524          2,238
  Deferred revenue..........................................      10,347          4,793
                                                                --------        -------
    Total current liabilities...............................      27,387         17,724
Capital lease obligations...................................          --            159
Notes payable...............................................         676          1,034
                                                                --------        -------
    Total liabilities.......................................      28,063         18,917
                                                                --------        -------
Redeemable convertible preferred stock $.01 par value;
  Authorized: none at September 30, 1999 and 3,183,506
  shares at December 31, 1998 Issued and outstanding: none
  at September 30, 1999 and 3,020,415 shares at December 31,
  1998......................................................          --         12,673
                                                                --------        -------
Stockholders' equity (deficit)
  Preferred stock, $.01 par value;
  Authorized: 5,000,000 shares at September 30, 1999 and
    none at December 31, 1998...............................          --             --
Series A convertible preferred stock, $.01 par value;
  Authorized: none at September 30, 1999 and 200,000 shares
  at December 31, 1998;
  Issued and outstanding: none at September 30, 1999 and
    88,463 shares at December 31, 1998......................          --            751
Common stock, $.01 par value;
  Authorized: 35,000,000 shares at September 30, 1999 and
    December 31, 1998 Issued and outstanding: 12,997,530
    shares issued and 12,980,920 shares outstanding at
    September 30, 1999 and 4,859,384 issued and 4,855,967
    outstanding at December 31, 1998........................         130             49
  Additional paid-in capital................................     138,550         12,364
  Accumulated deficit.......................................     (36,957)       (31,170)
  Deferred compensation.....................................        (745)          (850)
  Stock subscriptions receivable............................         (10)           (26)
                                                                --------        -------
  Total stockholders' equity (deficit)......................     100,968        (18,882)
                                                                --------        -------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)........................    $129,031        $12,708
                                                                ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
REVENUE:
  Software license fees.................................  $12,252    $ 4,345    $29,976    $ 12,172
  Services..............................................    2,813      1,158      6,861       2,236
                                                          -------    -------    -------    --------
    Total revenue.......................................   15,065      5,503     36,837      14,408
                                                          -------    -------    -------    --------
COST OF REVENUE:
  Software license fees.................................      668        447      1,771       1,270
  Services..............................................    2,040      1,240      5,340       2,842
                                                          -------    -------    -------    --------
    Total cost of revenue...............................    2,708      1,687      7,111       4,112
                                                          -------    -------    -------    --------
GROSS PROFIT............................................   12,357      3,816     29,726      10,296
                                                          -------    -------    -------    --------
OPERATING EXPENSES:
  Research and development..............................    3,367      2,148      8,731       5,750
  Sales and marketing...................................    8,078      5,351     20,539      13,903
  General and administrative............................    1,685      1,159      4,728       3,321
  Stock-based compensation..............................       66         34        199         220
  Merger costs..........................................       --         --      2,700          --
                                                          -------    -------    -------    --------
    Total operating expenses............................   13,196      8,692     36,897      23,194
                                                          -------    -------    -------    --------
    LOSS FROM OPERATIONS................................     (839)    (4,876)    (7,171)    (12,898)
Interest income (expense), net..........................      581        (35)     1,384         101
                                                          -------    -------    -------    --------
NET LOSS................................................  $  (258)   $(4,911)   $(5,787)   $(12,797)
                                                          =======    =======    =======    ========
NET LOSS PER SHARE:
  Basic and diluted net loss per share..................  $ (0.02)   $ (1.31)   $ (0.53)   $  (3.70)
                                                          =======    =======    =======    ========
  Pro forma basic and diluted net loss per share........  $ (0.02)   $ (0.62)   $ (0.52)   $  (1.66)
                                                          =======    =======    =======    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Shares used in computing basic and diluted net loss
    per share...........................................   11,645      3,745     10,852       3,461
                                                          =======    =======    =======    ========
  Shares used in computing pro forma basic and diluted
    net loss per share..................................   11,645      7,902     11,162       7,703
                                                          =======    =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net loss..................................................  $ (5,787)  $(12,797)
  Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
    Depreciation and amortization...........................     1,806      1,315
    Compensation expense relating to the issuance of equity
      instruments...........................................       199        220
    Changes in assets and liabilities, net of effects from
      acquisitions:
      Accounts receivable...................................    (3,194)    (1,096)
      Prepaid expenses and other current assets.............      (495)      (431)
      Other assets..........................................      (418)      (279)
      Accounts payable......................................      (788)       198
      Accrued expenses......................................     7,085      2,867
      Deferred revenue......................................     5,554      1,773
                                                              --------   --------
      Total adjustments.....................................     9,749      4,567
                                                              --------   --------
      Net cash provided by (used for) operating
        activities..........................................     3,962     (8,230)
                                                              --------   --------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (55,554)    (1,865)
  Sales of short-term investments...........................    30,305      6,283
  Purchases of property and equipment.......................    (2,399)    (1,895)
                                                              --------   --------
      Net cash (used for) provided by investing
        activities..........................................   (27,648)     2,523
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from the issuance of notes payable...............        --      1,798
  Principal payments on capital lease obligations...........      (252)      (363)
  Principal payments on promissory notes....................    (1,500)        --
  Principal payments on notes payable.......................    (1,453)        --
  Proceeds from sale of common stock, net of issuance
    costs...................................................    54,659        502
  Proceeds from sale of convertible preferred stock, net of
    issuance costs..........................................        --          5
  Payment received on stock subscription receivable.........        16         --
                                                              --------   --------
      Net cash provided by financing activities.............    51,470      1,942
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........    27,784     (3,765)
Cash and cash equivalents, beginning of period..............     3,247      7,190
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 31,031   $  3,425
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................  $    278   $    170
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Conversion of Series A convertible preferred stock to
    common stock............................................       751         --
  Conversion of redeemable convertible preferred stock to
    common stock............................................    12,673         --
  Issuance of common stock through public offering, net of
    issuance costs..........................................    58,090         --

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Registration Statement on Form S-1/A filed on September 15, 1999 (Registration No. 333-86563).

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

COMPREHENSIVE INCOME

    Effective January 1, 1998, Allaire adopted SFAS No. 130 "Reporting Comprehensive Income." This statement requires that a full set of general purpose financial statements be expanded to include the reporting of "comprehensive income." Comprehensive income is comprised of two components, net income and other comprehensive income. During the quarter and nine months ended September 30, 1999 and 1998, Allaire had no items qualifying as other comprehensive income; accordingly, the adoption of SFAS No. 130 had no impact on Allaire's financial statements.

2. PUBLIC OFFERINGS

    In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and other offering expenses. At the time of the initial public offering, all of Allaire's outstanding preferred stock automatically converted into 3,848,941 shares of common stock.

    In September 1999, Allaire sold 1,000,000 shares of common stock and selling stockholders sold 1,400,000 shares of common stock through a public offering. The Company's net proceeds from the

                              ALLAIRE CORPORATION

2. PUBLIC OFFERINGS (CONTINUED)

offering were approximately $58.1 million after deducting the underwriting discount and other offering expenses. Proceeds from the transaction were received by Allaire in October 1999.

3. ACQUISITIONS

    On April 12, 1999, Allaire completed its acquisition of Bright Tiger Technologies, Inc. ("Bright Tiger"). Bright Tiger develops and markets Web site resource management software. In connection with the transaction, Allaire issued 288,583 shares of its common stock for all of the issued and outstanding equity securities of Bright Tiger. On June 25, 1999, Allaire completed its acquisition of Live Software, Inc. ("Live Software"). Live Software develops, markets and supports server-side Java development and deployment technology. In connection with the transaction, Allaire issued 528,376 shares of its common stock for all of the issued and outstanding equity securities of Live Software. Allaire recorded merger related costs of $2.7 million in the quarter ended June 30, 1999 primarily related to professional fees, facility closings, severance packages and related costs associated with these acquisitions. These mergers were accounted for as poolings of interests. Accordingly, Allaire's consolidated financial statements have been restated to include the accounts and operations of Bright Tiger and Live Software for all periods presented.

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

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
PRO FORMA RESULTS                                                1999              1998
-----------------                                             -----------       -----------
                                                                       (UNAUDITED)
Revenue:
  Allaire...................................................  $ 7,836,000       $ 4,032,000
  Bright Tiger..............................................      168,000            33,000
  Live Software.............................................      693,000            27,000
                                                              -----------       -----------
  Combined..................................................  $ 8,697,000       $ 4,092,000
Net Income (Loss):
  Allaire...................................................  $(1,684,000)      $(2,211,000)
  Bright Tiger..............................................   (1,199,000)       (1,849,000)
  Live Software.............................................      267,000            (5,000)
                                                              -----------       -----------
  Combined..................................................  $(2,616,000)      $(4,065,000)

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

OVERVIEW

    Allaire develops, markets and supports Web application servers and related software products that enable the development and deployment of sophisticated e-business Web sites and applications. Allaire derives a majority of its revenue from its three primary products, ColdFusion, JRun and HomeSite. In
November 1998, Allaire released versions 4.0 of its primary products, along with the introduction of a new application server version, ColdFusion Enterprise Server.

    Allaire's revenue is derived principally from license fees for software products and, to a lesser extent, fees for a range of services complementing these products, primarily training, consulting and technical support. Software license fees include sales of licenses for the then-current version of Allaire's products, product upgrades and subscriptions. Subscriptions entitle the customer to all new releases for a specific product during the subscription period, generally 12 to 24 months.

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

    Allaire generates its revenue through direct sales of licenses to end users and through its indirect distribution channel. Direct revenue is generated by Allaire's direct sales force and via Allaire's Web site. The indirect distribution channel includes distributors, direct and original equipment manufacturer resellers, system integrators and Allaire Alliance members. Revenue generated by the indirect distribution channel accounted for 54% and 43% of total revenue for the quarters ended September 30, 1999 and 1998, respectively, and 51% and 40% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Allaire anticipates that revenue derived from the indirect distribution channel will continue to represent a significant percentage of total revenue. Allaire primarily derives its international revenue through its indirect distribution channel. International revenue accounted for 15% and 13% of total revenue for the quarters ended September 30, 1999 and 1998, respectively and 14% and 14% of total revenue for the nine months ended September 30, 1999 and 1998, respectively.

    In April 1999, Allaire completed a merger with Bright Tiger by issuing 288,583 shares of Allaire common stock for all of the issued and outstanding equity securities of Bright Tiger. Bright Tiger provides software designed to enhance the performance, availability and manageability of large-scale Internet sites and Web applications. Allaire had previously licensed technology from Bright Tiger that was incorporated in certain Allaire ColdFusion products. In June 1999, Allaire completed a merger with Live Software by issuing 528,376 shares of Allaire common stock for all of the issued and outstanding equity securities of Live Software. Live Software develops, markets and supports server-side Java development and deployment technology. Live Software's principal product, JRun, is a leading server-side Java development and deployment engine. Allaire recorded merger related costs of $2.7 million in the quarter ended June 30, 1999 primarily related to professional fees, facility closings, severance packages and related costs associated with these acquisitions. Allaire accounted for each of these acquisitions as a pooling of interests.

    Allaire has experienced net losses in each fiscal period since its inception and, as of September 30, 1999, had an accumulated deficit of $37.0 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of Allaire's products and in the preliminary establishment of Allaire's infrastructure. Allaire expects to increase its expenditures in all areas in order to execute its business plan, particularly in research and development and sales and marketing. The planned increase in sales and marketing expense will primarily result from the hiring of additional sales force personnel to focus on major account sales, and marketing programs to increase brand awareness.

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

RESULTS OF OPERATIONS

    REVENUE

    Total revenue increased 174% from $5.5 million for the quarter
September 30, 1998 to $15.1 million for the quarter ended September 30, 1999. Total revenue increased 156% from $14.4 million for the nine months ended September 30, 1998 to $36.8 million for the nine months ended September 30, 1999.

    SOFTWARE LICENSE FEES. Revenue from software license fees increased 182% from $4.3 million for the quarter ended September 30, 1998 to $12.3 million for the quarter ended September 30, 1999. Revenue from software license fees increased 146% from $12.2 million for the nine months ended September 30, 1998 to $30.0 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in the number of licenses sold to use Allaire's ColdFusion and JRun products. Increases in product prices associated with the release of new versions of Allaire's products during the fourth quarter of 1998 also contributed to the growth in revenue.

    SERVICES. Revenue from services increased 143% from $1.2 million for the quarter ended September 30, 1998 to $2.8 million for the quarter ended September 30, 1999. Revenue from services increased 207% from $2.2 million for the nine months ended September 30, 1998 to $6.9 million for the nine months ended September 30, 1999. The increase was primarily attributable to growth in training revenue resulting from an increase in Allaire's installed customer base.

    COST OF REVENUE

    COST OF SOFTWARE LICENSE FEES. Cost of software license fees includes costs of product media duplication, manuals, packaging materials, licensed technology and fees paid to third-party vendors and agents for order fulfillment. Cost of software license fees increased 49% from $447,000 for the quarter ended September 30, 1998 to $668,000 for the quarter ended September 30, 1999. Cost of software license fees increased 39% from $1.3 million for the nine months ended September 30, 1998 to $1.8 million for the nine months ended September 30, 1999. The increase in absolute dollars was due to higher unit sales volume. The improvement in software license fees gross margins from 90% for the quarter ended September 30, 1998 to 95% for the quarter ended September 30, 1999 and from 90% for the nine months ended September 30, 1998 to 94% for the nine months ended September 30, 1999 was primarily attributable to economies of scale achieved with Allaire's higher sales volume.

    COST OF SERVICES. Cost of services consists primarily of personnel costs. Cost of services increased 65% from $1.2 million for the quarter ended
September 30, 1998 to $2.0 million for the quarter ended September 30, 1999. Cost of services increased 88% from $2.8 million for the nine months ended September 30, 1998 to $5.3 million for the nine months ended September 30, 1999. The increase in absolute dollars resulted primarily from the hiring of additional employees and the use of contract trainers to support increased customer demand for training classes and technical support. Services gross margins improved from (7)% for the quarter ended September 30, 1998 to 27% for the quarter ended September 30, 1999 and from (27)% for the nine months ended September 30, 1998 to 22% for the nine months ended September 30, 1999. The improvement in services gross margins was primarily attributable to the substantial growth in training revenue. Allaire anticipates that services gross margins will decrease in the near term as Allaire invests in additional resources to support Allaire Spectra, the Company's newly announced packaged e-business application product.

    Overall gross margins are primarily affected by the mix of products licensed, sales through direct versus indirect distribution channels, software license fees revenue versus services revenue, and international revenue versus domestic revenue. Allaire typically realizes higher gross margins on direct sales relative to indirect distribution channel sales and higher gross margins on software license fees relative to services revenue. As services revenue or revenue derived through indirect distribution channels increase as a percentage of total revenue, Allaire's gross margins may be adversely affected.

OPERATING EXPENSES

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 57% from $2.1 million for the quarter ended September 30, 1998 to $3.4 million for the quarter ended September 30, 1999. Research and development expenses increased 52% from $5.8 million for the nine months ended September 30, 1998 to $8.7 million for the nine months ended September 30, 1999. The increase primarily resulted from salaries associated with newly hired development personnel and product development consulting costs. Allaire anticipates that research and development expenses will continue to increase in absolute dollars.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as trade shows, seminars, advertising and new product launch activities. Sales and marketing expenses increased 51% from $5.4 million for the quarter ended September 30, 1998 to $8.1 million for the quarter ended September 30, 1999. Sales and marketing expenses increased 48% from $13.9 million for the nine months ended September 30, 1998 to $20.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and an increase in marketing programs, including promotions and advertising. Allaire anticipates that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to support its brand awareness, product launches, international expansion and increased focus on major account sales.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and other personnel related costs for executive and financial personnel, as well as legal, accounting and insurance costs. General and administrative expenses increased 45% from $1.2 million for the quarter ended September 30, 1998 to $1.7 million for the quarter ended
September 30, 1999. General and administrative expenses increased 42% from $3.3 million for the nine months ended September 30, 1998 to $4.7 million for the nine months ended September 30, 1999. The increase was primarily attributable to salaries associated with newly hired personnel and related costs required to manage Allaire's growth and facilities expansion. Allaire expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanded operations and facilities, and incurs expenses relating to its responsibilities as a public company.

    STOCK-BASED COMPENSATION. The amount that the estimated fair market value of Allaire's common stock exceeds the exercise price of stock options on the date of grant is recorded as deferred compensation and amortized to stock-based compensation expense as the options vest. Allaire recognized $220,000 of stock-based compensation for the nine months ended September 30, 1998 compared to $199,000 of stock based compensation for the nine months ended September 30, 1999. The decrease was primarily attributable to the grant of a fully vested option with an exercise price substantially below fair market value during the quarter ended March 31, 1998.

    MERGER COSTS. The merger costs of $2.7 million for the nine months ended September 30, 1999 relate to the mergers with Bright Tiger and Live Software. The costs include professional fees, facility closings, severance packages and related costs associated with these acquisitions.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, increased from $(35,000) for the quarter ended September 30, 1998 to $581,000 for the quarter ended September 30, 1999. Interest income, net of interest expense, increased from $101,000 for the nine months ended September 30, 1998 to $1.4 million for the nine months ended September 30, 1999. The increase was due to interest income earned from the investment of the net cash proceeds from Allaire's initial public offering in January 1999.

    PROVISION FOR INCOME TAXES. Allaire has incurred significant operating losses for all periods from inception through September 30, 1999. Allaire has recorded a valuation allowance for the full amount of its net deferred tax assets as the future realization of the tax benefit is not sufficiently assured.

LIQUIDITY AND CAPITAL RESOURCES

    In January 1999, Allaire sold 2,875,000 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $52.3 million after deducting the underwriting discount and other offering expenses. In September 1999, Allaire sold 1,000,000 shares of common stock and selling stockholders sold 1,400,000 shares of common stock through a public offering. Allaire's net proceeds from the offering were approximately
$58.1 million after deducting the underwriting discount and other offering expenses. Proceeds from this transaction were received by Allaire in October 1999. Prior to these public offerings, Allaire had funded its operations primarily through net cash proceeds from private placements of preferred stock. At September 30, 1999, Allaire had cash, cash equivalents and short-term investments of $56.8 million, up from $3.7 million at December 31, 1998.

    Cash provided by operating activities for the nine months ended
September 30, 1999 was $4.0 million, primarily relating to increases in accrued expenses and deferred revenue, offset by a net loss of $5.8 million. Cash used for operating activities for the nine months ended September 30, 1998 was $8.2 million primarily relating to a net loss of $12.8 million, partially offset by increases in accrued expenses and deferred revenue.

    Cash used for investing activities for the nine months ended September 30, 1999 was $27.6 million, primarily relating to purchases of short-term investments. Cash provided by investing activities for the nine months ended September 30, 1998 was $2.5 million, primarily relating to sales of short-term investments, partially offset by property and equipment purchases.

    Cash provided by financing activities for the nine months ended
September 30, 1999 was $51.5 million, primarily due to common stock issuances. Cash provided by financing activities for the nine months ended September 30, 1998 was $1.9 million, primarily due to the issuance of notes payable.

    As of September 30, 1999, Allaire's primary commitments consisted of obligations related to operating leases, $1.1 million of notes payable under equipment lines and $247,000 of capital lease obligations.

    In April 1999, Allaire completed a merger with Bright Tiger by issuing 288,583 shares of Allaire common stock for all of the issued and outstanding equity securities of Bright Tiger. In connection with the merger, Allaire assumed and paid off Bright Tiger debt obligations totaling approximately $2.6 million. In June 1999, Allaire completed a merger with Live Software by issuing 528,376 shares of Allaire common stock for all of the issued and outstanding equity securities of Live Software.

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

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements. Because ColdFusion, Homesite and JRun do not involve data storage, the ability of a Web application built with these products to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. If these products are connected to a database that is not Year 2000 compliant, the information received by an application may be incorrect. Although Allaire believes that the current releases of its products are Year 2000 compliant, there can be no assurance that Web applications developed using its products will comply with Year 2000 requirements.

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

    With respect to Allaire's primary internal software systems, Allaire either has received written confirmations from software vendors that the software it installed is Year 2000 compliant or is in the process of installing available software upgrades or remedying software to achieve Year 2000 compliance. Based on the foregoing, Allaire currently has no reason to believe that its internal software systems will not be Year 2000 compliant by December 31, 1999. To date, Allaire has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in Allaire's internal software systems and, if such errors or defects are discovered, there can be no assurance that the defects or the costs of making such systems Year 2000 compliant will not have a material adverse effect on Allaire's business, operating results and financial condition.

    Allaire relies on third party vendors which may not be Year 2000 compliant for certain equipment and services. In addition, many of Allaire's distributors are dependent on commercially available operating systems, which may be impacted by Year 2000 complications. In the course of its Year 2000 review, Allaire has contacted key vendors and distributors and received assurances of Year 2000 compliance from each. Failure of systems maintained by Allaire's vendors or distributors to operate properly with regard to the Year 2000 and thereafter could require Allaire to incur significant unanticipated expenses to remedy any problems or replace affected vendors, could reduce Allaire's revenue from its indirect distribution channel and could have a material adverse effect on Allaire's business, operating results and financial condition.

ITEM 2A: RISK FACTORS

ALLAIRE HAS SUBSTANTIAL NET LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

    Since Allaire began operations, it has incurred substantial net losses in every fiscal period. Allaire cannot be certain when it will become profitable, if at all. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of Allaire's common stock. At September 30, 1999, Allaire had an accumulated deficit of $37.0 million. Allaire has generated relatively small amounts of revenue until recent fiscal quarters, while increasing expenditures in all areas, particularly in sales and marketing and research and development, in order to execute its business plan. Although Allaire has experienced revenue growth in recent periods, the growth has been off of a small base, and it is unlikely that the recent rate of growth is sustainable.

DISAPPOINTING QUARTERLY REVENUE AND OPERATING RESULTS COULD CAUSE THE PRICE OF
  ALLAIRE'S COMMON STOCK TO FALL.

    Allaire's quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If Allaire's quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of its common stock could fall substantially. Allaire's quarterly revenue may fluctuate for several reasons, including the following:

    - the market for web application servers and packaged e-business applications is in an early stage of development and it is therefore difficult to accurately predict customer demand; and

    - the sales cycle for Allaire's products and services varies substantially from customer to customer and, if its average sales price continues to increase as expected, Allaire expects the sales cycle to lengthen. As a result, Allaire has difficulty determining whether and when it will receive license revenue from a particular customer.

    In addition, because Allaire's revenue from training and consulting services is largely correlated with its license revenue, a decline in license revenue could also cause a decline in its services revenue in the same quarter or in subsequent quarters. Other factors, many of which are outside Allaire's control, could also cause variations in its quarterly revenue and operating results.

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

ALLAIRE'S LIMITED OPERATING HISTORY MAKES THE EVALUATION OF ITS BUSINESS AND
  PROSPECTS DIFFICULT.

    Allaire recorded its first revenue upon delivery of ColdFusion 1.5 to customers in February 1996. Accordingly, Allaire has only a limited operating history on which you can base your evaluation of its business and prospects. In addition, Allaire's prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets, particularly those markets which depend on the Internet.

THE DEVELOPMENT OF A MARKET FOR ALLAIRE'S PRODUCTS IS UNCERTAIN.

    If the market for web application servers and packaged e-business applications does not grow at a significant rate, Allaire's business, operating results and financial condition will be materially adversely affected. Web technology has been used widely for only a short time, and the market for web application servers and packaged e-business applications is new and rapidly evolving. As is typical for new and rapidly evolving industries, demand for recently introduced products is highly uncertain.

ALLAIRE'S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO MARKET AND SELL ALLAIRE
  SPECTRA SUCCESSFULLY.

    Allaire expects that its future financial performance will depend in part on sales of Allaire Spectra. Allaire announced the release of the beta test version of Allaire Spectra on July 21, 1999 and plans to begin commercial shipments by the end of 1999. Market acceptance of Allaire Spectra will depend on the market for packaged e-business applications and customer demand for the specific functionality of Allaire Spectra. Allaire cannot assure you that either will occur. In addition, Allaire cannot assure you that Allaire Spectra will meet the performance needs or expectations of its customers when shipped or that it will be free of significant software defects or bugs. If Allaire Spectra does not meet customer needs or expectations, for whatever reason, Allaire's reputation could be damaged, or it could be required to upgrade or enhance the product, which could be costly and time consuming.

ALLAIRE'S BUSINESS WILL BE ADVERSELY AFFECTED IF THE INTERNET DOES NOT BECOME A
  VIABLE AND SUBSTANTIAL COMMERCIAL MEDIUM.

    Allaire's future success will depend upon the widespread adoption of the Internet as a primary medium for commerce and other business applications. If the Internet does not become a viable and substantial commercial medium, Allaire's business, operating results and financial condition will be materially adversely affected. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth. This growth has, at times, caused user frustration with slow access and download times. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication on the Internet. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity. As commercial use of the Internet increases, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could limit the market for Allaire's products and services.

REGULATIONS OR CONSUMER CONCERNS REGARDING PRIVACY ON THE INTERNET COULD LIMIT
  MARKET ACCEPTANCE OF ALLAIRE SPECTRA.

    The personalization features of Allaire Spectra will allow Allaire's customers to develop and maintain web user profiles to tailor content to specific users. Profile development involves both data supplied by the user and data derived from the user's web site behavior. Privacy concerns may cause users to resist providing personal data or to avoid web sites that track user behavior. In addition, legislative or regulatory requirements may heighten consumer concerns if businesses must notify web site users that user profile data may be used to direct product promotion and advertising to users. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may do so in the future. If privacy legislation is enacted or consumer privacy concerns limit the market acceptance of personalization software, Allaire's business, financial condition and operating results could be harmed.

    Allaire Spectra uses cookies to track demographic information and user preferences. A cookie is information keyed to a specific user that is stored on a computer's hard drive, typically without the user's knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. A number of governmental bodies and commentators in the United States and abroad have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, market demand for Allaire Spectra could be reduced.

ALLAIRE COMPETES WITH MICROSOFT WHILE SIMULTANEOUSLY SUPPORTING MICROSOFT
  TECHNOLOGIES.

    Allaire currently competes with Microsoft in the market for web application servers and related software products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than Allaire. As a result, Allaire may not be able to compete effectively with Microsoft now or in the future, and its business, operating results and financial condition may be materially adversely affected.

    Allaire expects that Microsoft's commitment to and presence in the web application server and related software products market will substantially increase competitive pressure in the market. Allaire believes that Microsoft will continue to incorporate web application server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users.

    Allaire believes that it must maintain a working relationship with Microsoft to achieve success. Most of Allaire's customers use Microsoft-based operating platforms, so it is critical to its success that its products be closely integrated with Microsoft technologies. Notwithstanding Allaire's historical and current support of the Microsoft platform, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with Allaire's technology.

ALLAIRE OPERATES IN HIGHLY COMPETITIVE MARKETS AND MAY NOT BE ABLE TO COMPETE
  EFFECTIVELY.

    The web application server and packaged e-business applications market is intensely competitive and rapidly changing. Many of Allaire's current and potential competitors have longer operating histories and substantially greater financial, technical, marketing, distribution and other resources than Allaire does and therefore may be able to respond more quickly than Allaire can to new or changing opportunities, technologies, standards or customer requirements. In the portion of the market with the highest product prices, Allaire competes with large web and database platform companies that offer a variety of software products. Allaire also competes with a number of medium-sized and start-up companies that have introduced or that are developing web application servers and packaged e-business applications. In the middle range of the market where product prices are significantly lower, Allaire competes primarily against Microsoft. Allaire expects that additional competitors will enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition could result in pricing pressures, reduced margins or the failure of Allaire's products to achieve or maintain market acceptance.

    If, in the future, a competitor chooses to bundle a competing web application server or packaged e-business application with other products, the demand for Allaire's products might be substantially reduced. In addition, new technologies will likely increase the competitive pressures that Allaire faces. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect Allaire's competitive position. As a result of these and other factors, Allaire may not be able to compete effectively with current or future competitors, which would have a material adverse effect on its business, operating results and financial condition.

ALLAIRE'S FAILURE TO EFFECTIVELY INTEGRATE THE BUSINESSES OF BRIGHT TIGER AND
  LIVE SOFTWARE MAY ADVERSELY AFFECT ITS BUSINESS.

    On April 12, 1999, Allaire merged with Bright Tiger Technologies, and on June 25, 1999, Allaire merged with Live Software. A failure to effectively integrate either of these businesses could have a material adverse effect on Allaire's business, operating results and financial condition. There can be no assurance that Allaire will be able to develop, market and sell the Bright Tiger and Live Software products successfully. In addition, there can be no assurance that Allaire will be able to retain personnel from these companies.

IF ALLAIRE ACQUIRES OTHER BUSINESSES, IT WILL BE SUBJECT TO RISKS THAT COULD
  ADVERSELY AFFECT ITS FINANCIAL CONDITION AND OPERATING RESULTS.

    From time to time, Allaire may pursue additional acquisitions to obtain complementary products, services and technologies. An acquisition may not produce the revenue, earnings or business synergies that Allaire anticipated, and an acquired product, service or technology might not perform as expected. In pursuing any acquisition, Allaire's management could spend a significant amount of time and effort in identifying and completing the acquisition. If Allaire completes an acquisition, it would probably have to devote a significant amount of management resources to integrate the acquired business with Allaire's existing business.

    To pay for an acquisition, Allaire might use its stock or cash. Alternatively, Allaire might borrow money from a bank or other lender. If Allaire uses its stock, Allaire stockholders would experience dilution of their ownership interests. If Allaire uses cash or debt financing, its financial liquidity will be reduced.

ALLAIRE'S FAILURE TO EXPAND ITS SALES FORCE AND DISTRIBUTION CHANNELS WOULD
  ADVERSELY AFFECT ITS REVENUE GROWTH AND FINANCIAL CONDITION.

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

ALLAIRE DEPENDS ON A SMALL NUMBER OF DISTRIBUTORS FOR A SIGNIFICANT PORTION OF
  ITS REVENUE.

    Allaire derives a substantial portion of its revenue from a small number of distributors. For the nine months ended September 30, 1999, revenue from the indirect distribution channel accounted for 51% of Allaire's total revenue, and one distributor, Ingram Micro, accounted for 37% of total revenue. For the nine months ended September 30, 1998, revenue from Allaire's indirect distribution channel accounted for 40% of total revenue and Ingram Micro accounted for 22% of total revenue. The loss of, or a reduction in orders from, Ingram Micro or any other significant distributor could have a material adverse effect on Allaire's business, operating results and financial condition.

ALLAIRE MAY EXPERIENCE LOST OR DELAYED SALES AS ITS SALES CYCLE LENGTHENS.

    A longer sales cycle reduces Allaire's ability to forecast revenue levels and may result in lost sales. Any delay or loss in sales of Allaire's products could have a material adverse effect on its business, operating results and financial condition, and could cause operating results to vary significantly from quarter to quarter. As Allaire increases its sales and marketing focus on larger sales to businesses and other large organizations, it expect that increased executive-level involvement of information technology officers and other senior managers of its customers will be required. Potential large sales may be delayed, or lost altogether, because Allaire will have to provide a more comprehensive education to prospective customers regarding the use and benefits of its products. Allaire's customers' purchase decisions may be subject to delays over which Allaire may have little or no control, including budgeting constraints, internal purchase approval review procedures and the inclusion or exclusion of Allaire's products on customers' approved standards lists.

THE MARKET FOR ALLAIRE'S PRODUCTS IS RAPIDLY CHANGING, AND THE FAILURE OF
  ALLAIRE'S PRODUCTS TO CONTINUE TO SATISFY THE WEB DEVELOPER COMMUNITY WOULD ADVERSELY AFFECT OPERATING RESULTS.

    If Allaire's products do not continue to satisfy the web developer community or otherwise fail to sustain sufficient market acceptance, Allaire's business, operating results and financial condition would be materially adversely affected. Allaire believes that a significant contributing factor to its initial growth has been its ability to create and maintain strong relationships with the community of web developers that initially adopted Allaire products. This community of early adopters demands rapid improvements in the performance, features and reliability of Allaire products, as well as a high level of customer service. Due in part to the emerging nature of the web application server and packaged e-business applications market and the substantial resources available to many market participants, Allaire believes there is a time-limited opportunity to achieve product adoption.

ALLAIRE'S EFFORTS TO DEVELOP BRAND AWARENESS MAY BE UNSUCCESSFUL, WHICH COULD
  LIMIT THE ABILITY TO ACQUIRE NEW CUSTOMERS AND GENERATE ONGOING REVENUE
  GROWTH.

    Allaire believes that developing and maintaining awareness of the "Allaire," "ColdFusion," "HomeSite," "JRun" and "Allaire Spectra" brand names is critical to achieving widespread acceptance of its products. If Allaire fails to promote and maintain its brands or incur significant related expenses, its business, operating results and financial condition could be materially adversely affected. To promote Allaire brands, Allaire may find it necessary to increase its marketing budget or otherwise increase its financial commitment to creating and maintaining brand awareness among potential customers. Although Allaire has obtained a United States registration of the trademark "ColdFusion," it is aware of other companies, including competitors, that use the word "Fusion" in their marks alone or in combination with other words, and Allaire does not expect to be able to prevent third party uses of the word "Fusion" for competing goods and services. For example, NetObjects markets its principal products for designing, building and updating web sites under the names "NetObjects Fusion" and "NetObjects Team Fusion." Competitors that use marks that are similar to Allaire's brand names may cause confusion among actual and potential customers, which could prevent Allaire from achieving significant brand recognition.

TO BE COMPETITIVE, ALLAIRE MUST CONTINUE TO ENHANCE ITS EXISTING PRODUCTS AND
  DEVELOP NEW PRODUCTS.

    To be competitive, Allaire must develop and introduce product enhancements and new products which increase its customers' ability to develop and deploy web applications. In the past, Allaire has been forced to delay introduction of several new products. If Allaire fails to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on Allaire's business, operating results and financial condition.

IF ALLAIRE IS UNABLE TO CONTINUE LICENSING TECHNOLOGY FOR ITS PRODUCTS FROM
  THIRD PARTIES, ITS PRODUCT DEVELOPMENT EFFORTS COULD BE DELAYED.

    Allaire licenses technology that is incorporated into its products from third parties. The loss of access to this technology could result in delays in Allaire's development and introduction of new products or enhancements until equivalent or replacement technology could be accessed, if available, or developed internally, if feasible. These delays could have a material adverse effect on its business, operating results and financial condition. In light of the rapidly evolving nature of web technology and Allaire's strategy to pursue industry partnerships, Allaire believes that it will increasingly need to rely on technology from third party vendors, such as Microsoft, which may also be competitors. There can be no assurance that technology from others will continue to be available to Allaire on commercially reasonable terms, if at all.

ALLAIRE'S FAILURE TO PROPERLY MANAGE ITS GROWTH COULD STRAIN ITS RESOURCES AND
  ADVERSELY AFFECT ITS BUSINESS.

    Allaire's failure to manage its rapid growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and its business, operating results and financial condition. Allaire's revenue increased 156% for the nine months ended September 30, 1999 from the same period in 1998. The number of Allaire's employees increased from 93 at January 1, 1998 to 241 at September 30, 1999. To manage future growth effectively Allaire must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations.

IF ALLAIRE LOSES THE SERVICES OF JOSEPH ALLAIRE OR DAVID ORFAO, ITS BUSINESS
  WOULD SUFFER.

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

ALLAIRE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL IT NEEDS TO
  SUCCEED.

    Qualified personnel are in great demand throughout the software industry. Allaire's success depends in large part upon its ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. Allaire's failure to attract and retain the highly trained technical personnel that are integral to its direct sales, product development, service and support teams may limit the rate at which Allaire can generate sales and develop new products or product enhancements. This could have a material adverse effect on its business, operating results and financial condition.

ALLAIRE'S SUCCESS DEPENDS ON ITS ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY.

    Allaire's success depends to a significant degree upon the protection of its software and other proprietary technology. The unauthorized reproduction or other misappropriation of Allaire's proprietary technology could enable third parties to benefit from its technology without paying Allaire for it. This could have a material adverse effect on Allaire's business, operating results and financial condition.

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

    If Allaire's resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

CLAIMS BY OTHER COMPANIES THAT ALLAIRE INFRINGES THEIR COPYRIGHTS OR PATENTS
  COULD ADVERSELY AFFECT ALLAIRE'S FINANCIAL CONDITION.

    If any of Allaire's products violate third party proprietary rights, Allaire may be required to reengineer its products or seek to obtain licenses from third parties to continue to offer its products. Any efforts to reengineer its products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase Allaire's costs and have a material adverse effect on its business, operating results and financial condition. Allaire does not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

    Although Allaire is generally indemnified against claims that third party technology that Allaire licenses infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the scope of such indemnification is limited. Even if Allaire receives broad indemnification, third party indemnitors are not always well-capitalized and may not be able to indemnify Allaire in the event of infringement, resulting in substantial exposure to Allaire. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology in Allaire's products, and claims for indemnification from its customers resulting from these claims, will not be asserted or prosecuted against Allaire. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect Allaire's business, operating results and financial condition.

    In addition, any claim of infringement could cause Allaire to incur substantial costs defending against the claim, even if the claim is invalid, and could distract Allaire's management from its business. A party making a claim also could secure a judgment that requires Allaire to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Allaire from selling its products. Any of these events could have a material adverse effect on Allaire's business, operating results and financial condition.

ALLAIRE'S BUSINESS COULD BE ADVERSELY AFFECTED IF ITS PRODUCTS FAIL TO PERFORM
  PROPERLY.

    Software products as complex as Allaire's may contain undetected errors or "bugs," which result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. Errors in certain of Allaire's products have been detected after the release of the product. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to Allaire's reputation, or damage to its efforts to build brand awareness, any of which could have a material adverse effect on its business, operating results and financial condition.

ALLAIRE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS
  RELATING TO ITS CUSTOMERS' CRITICAL BUSINESS OPERATIONS.

    Many of the web applications developed and deployed with Allaire's products are critical to the operations of its customers' businesses. Any failure in a customer's web application could result in a claim for substantial damages against Allaire, regardless of Allaire's responsibility for the failure. Although Allaire maintains general liability insurance, including coverage for errors and omissions, there can be no assurance that its existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

ALLAIRE MAY BE AFFECTED BY UNEXPECTED YEAR 2000 PROBLEMS.

    Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. Allaire is subject to potential Year 2000 problems affecting its products, its internal systems and the systems of its vendors and distributors, any of which could have a material adverse effect on its business, operating results and financial condition.

    Because ColdFusion, Homesite and JRun do not involve data storage, the ability of a web application built with these products to comply with Year 2000 requirements is largely dependent on whether the database underlying the application is Year 2000 compliant. Therefore, there can be no assurance that web applications developed using Allaire's products will comply with Year 2000 requirements. For example, if these products are connected to a database that is not Year 2000 compliant, the information received by the application may be incorrect.

    Some of Allaire's customers and potential customers have implemented policies that prohibit or discourage changing their internal computer systems until after January 1, 2000. Allaire's revenue may suffer if potential customers delay the purchase of Allaire's products until after January 1, 2000. Purchasing decisions may be delayed as potential customers halt development of their internal computer systems or use their information technology budgets to address Year 2000 issues. If Allaire's potential customers delay purchasing or implementing Allaire products in preparation for the Year 2000 problem, Allaire's business could be seriously harmed.

    In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in Allaire's internal software systems and, if such errors or defects are discovered, there can be no assurance that the defects or the costs of making such systems Year 2000 compliant will not be material.

    Year 2000 errors or defects in the internal systems maintained by Allaire's vendors or distributors could require Allaire to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could reduce Allaire's revenue from its indirect distribution channel.

ANTI-TAKEOVER PROVISIONS OF ALLAIRE'S CHARTER AND DELAWARE LAW COULD PREVENT OR
  DELAY A CHANGE OF CONTROL OF THE COMPANY.

    Allaire's corporate documents and Delaware law contain provisions that might enable its management to resist a takeover of the company. These provisions might discourage, delay or prevent a change in the control of the company or a change in Allaire's management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of common stock.

THE PRICE OF ALLAIRE'S COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

    The price of Allaire's common stock has been and may continue to be volatile. The price of Allaire's common stock may fluctuate significantly in response to a number of events and factors relating to the company, its competitors and the market for its products, such as:

    - quarterly variations in Allaire's operating results;

    - announcements of new technological innovations or new products by Allaire or its competitors;

    - changes in financial estimates and recommendations by securities analysts; and

    - news relating to trends in Allaire's markets.

    In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of Allaire's common stock, regardless of its operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of Allaire's stockholders brought such a lawsuit against Allaire, Allaire could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of Allaire's management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of September 30, 1999, Allaire is exposed to market risks which primarily include changes in U.S. interest rates. Allaire maintains a significant portion of its cash, cash equivalents and short-term investments in financial instruments with purchased maturities of twelve months or less. Allaire does not hold derivative financial instruments or equity securities in its investment portfolio. Allaire's cash equivalents and short-term investments consist of high-quality corporate and government debt. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on Allaire's financial condition or results of operations.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) Use of Proceeds

    The Company sold 2,875,000 shares of its common stock, pursuant to a Registration Statement on Form S-1 (Registration No. 333-68639), which was declared effective by the Securities and Exchange Commission on January 22, 1999 (the "Effective Date"). The managing underwriters of the offering were Credit Suisse First Boston, Dain Rausher Wessels and Banc of America Securities LLC. The aggregate gross proceeds of the offering were $57.5 million. The Company's total expenses in connection with the offering were approximately $5.2 million, of which approximately $4.0 million was for underwriting discounts and commissions and approximately $1.2 million was for other expenses paid to persons other than directors or officers of the Company or persons owning more than 10 percent of any class of equity securities of Allaire. The Company's net proceeds from the offering were approximately $52.3 million. From the Effective Date through September 30, 1999, the Company used approximately $1.9 million of the net proceeds primarily to fund operating losses and working capital requirements. As of September 30, 1999, the Company had approximately
$50.4 million of net proceeds remaining, and pending use of the proceeds, the Company intends to invest such proceeds primarily in high-quality corporate and government debt.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

Exhibit 11 Statement re: Computation of Unaudited Net Loss Per Share and Pro Forma Net Loss Per Share (filed herewith)
Exhibit 27  Financial Data Schedule (filed herewith)

    (b) A report on Form 8-K was filed on September 3, 1999, regarding financial information for July 1999, disclosed to comply with pooling of interests requirements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999

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

Exhibit 27  Financial Data Schedule (filed herewith)