Form 10-K405
period 1999-12-31
ALLAIRE CORP
filed 2000-03-30
CIK 1016139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 0-25265

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              ALLAIRE CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           41-1830792
           (State or other jurisdiction                               (IRS employer
                of Incorporation)                                 identification number)

                ONE ALEWIFE CENTER
             CAMBRIDGE, MASSACHUSETTS                                     02140
     (Address of principal executive offices)                            Zip Code

                         Telephone No.: (617) 761-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant at March 20, 1999 was $1,663,728,330 based upon the last reported sales price of the Common Stock as reported by Nasdaq National Market on such date.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding at March 20, 1999 was 26,916,775.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Pages 20-48 of the registrant's Annual Report to Shareholders for its fiscal year ended December 31, 1999 are incorporated by reference into Part II of this Annual Report on Form 10-K

(2) Portions of the registrant's Proxy Statement related to the registrant's 2000 Annual Meeting of Shareholders, to be held on May 17, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

ALLAIRE

     We develop, market and support Internet software products for companies building their businesses on the Web. The products in the Allaire Business Platform enable customers to rapidly build, deploy, and manage sophisticated e-business Web sites that provide dynamic content, personalized interaction, and secure business transactions. Based on open Internet technologies, our platform provides a robust, secure, scalable foundation for building online applications that support online commerce, strengthen customer and partner relationships, publish and personalize content, and automate key business processes. Companies as varied as Williams-Sonoma, Kaiser Permanente and autobytel.com have all used the Allaire Business Platform to build and manage large-scale, content-rich, transaction-oriented Web sites and applications.

                               INDUSTRY OVERVIEW

GROWTH OF THE INTERNET

     The Internet has experienced dramatic growth, both in terms of the number of users and as a means of conducting business transactions, and is expected to continue to grow rapidly. International Data Corporation estimates that the number of Internet users will increase from 196 million in 1999 to 502 million in 2003. The emergence of the Internet has enabled new online business models and spurred the development and deployment of Web applications to facilitate business interactions that were not practical to address with traditional computing systems. This public infrastructure enables companies to market and sell their products and services to customers through e-business applications as well as forge closer ties with their partners and suppliers. International Data Corporation estimates that the volume of commerce over the Internet will increase from approximately $111 billion in 1999 to approximately $1.3 trillion by 2003.

     As the number of companies conducting business online has increased, the Internet has become a highly competitive business environment and has in turn energized the entire business world. A growing number of companies are building Web applications that perform a combination of marketing, sales and operational functions. The Internet promotes competition in markets and makes it easy for customers to locate and transact business with competitive vendors. As a result, companies are seeking to differentiate themselves from competitors by developing increasingly sophisticated capabilities for attracting and retaining customers. Online businesses are looking for innovative technology solutions that enable them to deliver products and information targeted to their customers' interests and that enable them to provide a higher level of customer service. More broadly, this heightened competition is raising the importance of technology in increasing business efficiency. Companies are increasingly looking to Internet technology to help them manage their supplier and distributor networks more effectively -- by automating inter- and intra-company business processes and integrating diverse systems where key information is managed and where key business transactions reside.

     Combined, these factors have created demand for comprehensive software platforms that can enable businesses to execute on their key Internet business initiatives quickly and reliably. Such a platform includes application servers that provide the basic infrastructure for hosting Web applications and integrating them with existing enterprise applications; packaged solutions that provide advanced services for content management, commerce, and personalization; standards-based middleware for integrating the systems of different businesses across the Internet; as well as productive tools that enable both developers and business users to participate in the construction, maintenance and management of online businesses.

WEB APPLICATION SERVERS

     A Web application server is a software program that hosts Web applications and enables access to these applications through Web browsers, client hardware devices and other applications. A Web application server also enables hosted applications to access a company's servers and other internal systems. Application servers are central to the Web as a computing platform, much as the operating system is central to the desktop computing platform. According to Forrester Research, the market for Web application servers will triple from $692 million in 1999 to $2.1 billion in 2002. We believe that the central technology role of Web application servers places leading Web application server vendors in a strong position to sell related software products. This additional software includes development tools, business-to-business integration tools, Web management products and packaged e-business applications.

PACKAGED E-BUSINESS APPLICATIONS

     Packaged e-business applications enable companies to rapidly deploy Internet applications by providing pre-built functionality based on best practices in online commerce, content management, and personalization. Using these packages, companies can dynamically deliver information and transactional capabilities to a broad group of users, including customers, vendors and employees. More companies are seeking to gain a competitive advantage by deploying applications with sophisticated content management, commerce and personalization capabilities. An International Data Corporation report estimates that the market for e-business applications will grow from $1.7 billion in 1999 to $13.2 billion in 2003.

INDUSTRY CHALLENGES

     Companies are deploying Web applications to address a wide range of strategic business needs, with the greatest activity occurring in the following areas:

     - Online commerce -- the marketing and sale of products or services online

     - Customer service -- the use of Internet applications to increase customer satisfaction and drive downstream revenue

     - Content management -- the facilitation of communication and decision-making through improved information management

     - Business process automation -- the use of Web technology to further automate core business tasks

     Many of the applications in these four key Internet disciplines were not practical or feasible using mainframe, desktop or client-server technologies. However, the Internet's open standards and the low cost of deploying Web applications open up a wide vista of new opportunities for companies to innovate and achieve significant competitive advantage.

     To make the full range of Web application deployments economically feasible, a Web application platform must be flexible, highly functional, and affordably priced. Similarly, successful Web applications must be based on standards that are specific to the Web, as these enable their portability and broad reach. Standard Web protocols such as HTTP, HTML and XML form the core of Web application technology. These protocols evolved independently from mainframe, desktop or client-server technologies, which form the backbone of most established companies' computer systems. Thus, to be successful, Web-based applications must be able to integrate with a company's existing hardware and software systems where key applications and data reside, including databases, directories, messaging servers and transaction monitors.

     To date, few Web application server products have achieved broad market acceptance. Widespread and sustained acceptance of a product promotes market entry by technology vendors and service providers offering complementary products and professional services to customers. Broad customer and developer support enhances a vendor's ability to launch new products and product versions by improving the quality of pre-release customer testing, by enhancing the vendor's ability to secure reference customers prior to a new product's release, and by helping to ensure widespread customer awareness and availability of new products through the vendor's distribution channel.

     As competition among companies conducting online commerce increases, businesses are becoming increasingly focused on speeding the development and deployment process. Cutter Information Corporation estimates that 72% of Web application development projects have a schedule of six months or less, and 14% have a schedule of less than a month. As a consequence, Web application servers and packaged e-business applications must contain features, such as visual tools, templates and wizards, which promote productive development and simplify deployment. The graphical, content-rich and data-intensive nature of e-business applications requires the involvement of a variety of contributors. These include enterprise systems programmers, database developers and application programmers as well as a variety of non-traditional contributors such as Web and multimedia designers, business managers, and business users. To ensure productive Web application development and deployment, the Web application server must provide appropriate tools to each set of participants, while preserving the integrity of the application and coordinating the efforts of geographically-dispersed, multi-disciplinary teams.

THE ALLAIRE SOLUTION

     We are a leading provider of Internet software and services that enable organizations to build their businesses on the Web. The products in the Allaire Business Platform offer companies the following benefits:

     - A comprehensive software platform that enables customers to rapidly build, deploy and manage Web applications in each of the four key Internet business disciplines -- online commerce, customer service, content management and business process automation. The Allaire Business Platform consists of enterprise-class, competitively-priced Web application servers, packaged e-business applications and visual tools and is complemented by high-quality consulting, training, and support offerings that support the full life cycle of design, development, testing, and deployment.

     - Support for the latest Web standards, such as HTML, XML and Java, and integration with a large number of enterprise information systems technologies. The products in our platform are not constrained by a need to support or promote a particular legacy technology or a particular operating system.

     - Widespread industry adoption among corporations, independent developers, consultants, and software vendors. The Allaire Alliance partner program includes over 1000 technology partners, direct and indirect distributors, systems integrators, and other professionals that support and extend the use and functionality of our products through complementary products and services.

     - Features and technologies designed to reduce time to market. Allaire Spectra speeds development by providing packaged functionality based on industry best practices, and our platform includes visual tools that simplify development and administration tasks for technical and business users alike. In addition, innovative technologies such as ColdFusion Markup Language (CFML), JavaServer Pages (JSP), Web Distributed Data eXchange (WDDX), and a large number of third-party components all enhance developer productivity.

ALLAIRE STRATEGY

     Our goal is to be the leading e-business platform provider for businesses building and deploying sophisticated e-business Web sites and applications. Key elements of our strategy to attain this goal are:

     Make Enterprise-Class Products that are Easy to Use and Affordable. We believe that we have become a leader in the Web application server market by providing enterprise-class products that have high performance, scalability and security, but that are much easier to use and cost significantly less than products available from most other vendors. Because our products are easier to use and cost less than other products, they can be adopted by a larger number of businesses to develop and deploy a wider variety of applications. We intend to continue to sell easy-to-use, high-quality products at affordable prices to capture a significant portion of the Internet software market.

     Maximize Product Adoption. We have established significant market presence for our products by making components of our technology freely and widely available. Non-commercial versions of our ColdFusion, JRun and HomeSite products are available for free electronic distribution and are also distributed by original equipment manufacturers. By promoting access to our technology, we seek to associate the Allaire brand with high-quality, highly-productive Web application products, and to encourage users to progress from free versions to commercial products.

     Leverage Leadership Position in Web Application Server Market. We intend to continue to introduce new products that complement our Internet business platform. We believe that our leadership position in the Web application server market gives us a competitive advantage over vendors that have sold fewer products. We believe the broad customer base and developer support of our Web application servers enhance our ability to introduce complementary products.

     Continue to Support Open Web Standards. We designed our products to be open by supporting development for key Web application platforms and technologies, as well as integration with key enterprise and client-server standards. We have helped to introduce innovative technologies for Web application development and deployment, such as CFML, WDDX and JSP, that are used by large numbers of Web developers. We intend to continue to develop innovative Web technologies to meet changing customer requirements and to align our products with additional Internet standards as they emerge. This will enable our customers to preserve their investments in existing computer systems without compromising Web application functionality or performance.

     Expand Channel Distribution. To maximize the effectiveness of our sales and marketing resources, we intend to continue to expand the depth and breadth of our channel distribution. We believe that increasing the dollar amount of the sales opportunities handled by our indirect channel distribution will increase the strength and motivation of our channel while allowing our direct sales force to focus on increasingly larger sales to Fortune 1000 companies and other major organizations.

     Expand Sales Through the OEM Channel. We intend to increase the dollar amount of sales to companies that embed our technology in their products. By providing low-cost, flexible, and productive software, we believe we can attract a large number of customers that need Web application server technology in their products but do not wish to develop and maintain it themselves.

     Enhance Co-Selling Relationships with Systems Integrators. We intend to continue to develop our relationships with systems integrators and other Web consultants that implement e-business applications using our Web application products. By providing significant opportunities to these firms to generate consulting revenue, we believe that they will promote our products over those sold by competing vendors that seek to keep implementation and consulting services revenue for themselves. The substantial resources of systems integrators and Web consultants help ensure the successful development and deployment of our customers' e-business applications.

     Win Enterprise Standards Decisions. As companies invest in Web application servers and related software products, their purchasing decisions more often require approval of a vendor's technology as a company-wide standard. We intend to expand the support and coverage of these accounts within our direct sales force, and to continue to present the business advantages of adopting our technology as a company-wide standard.

PRODUCTS

     Our products enable companies and other organizations to develop and deploy sophisticated e-business applications. The discussion and chart below describe our products.

COLDFUSION

     ColdFusion Server. ColdFusion Server is an open, scalable and secure Web application server. Web applications built with ColdFusion range from simple, database-driven pages to large-scale, content-rich, transaction-oriented Web sites. ColdFusion Server is available in two editions, Professional and Enterprise, running on Windows NT. The Enterprise edition also runs on Sun Solaris and HP-UX. An Enterprise edition running on Linux (an open source version of Unix) is expected to be released during the second quarter of 2000. ColdFusion Server has won the following awards:

     - 1999 Best of 1999 Award from PC Magazine;

     - 1999 Editors' Choice Award from PC Magazine;

     - 1999 Jolt Product Excellence Award from Software Development Magazine;

     - 1999 Well-Connected Award from Network Computing;

     - 1999 Reader's Choice Award from the Visual Basic Programmer's Journal;
       and

     - "Best of Show Award" at the 1998 Fall Internet World.

     ColdFusion Studio. ColdFusion Studio is the integrated development environment for ColdFusion Server. Based on HomeSite, ColdFusion Studio allows developers to preserve development skills as well as individual projects as they move from developing static Web pages and sites to interactive Web sites and Web applications. ColdFusion Studio runs on Microsoft Windows NT, Windows 95 and Windows 98.

JRUN

     JRun provides companies with a system for deploying Web applications based on Java Servlets and JSP. Java Servlets are Web application components written in the Java programming language, a language developed by Sun Microsystems. JSP is a Web application scripting model used to create dynamic Web pages and applications. Java addresses the needs of more advanced, object-oriented systems programmers. JRun has won numerous industry awards, including the 1999 Java Developer's Journal Editor's Choice award for "Most Innovative Java Product of the Year" and the 1998 WebTechniques' Best Java Tool award. JRun runs on any software platform that supports Java.

     JRun 3.0, which we expect to release in 2000, will incorporate additional Java services into JRun, including Enterprise JavaBeans, Java Messaging Service, and the Java Transaction API. These new capabilities will be based on the Ejipt product we acquired as part of Valto Systems. By expanding the range of services provided by JRun, we will increase the size and complexity of Web applications that can be developed using this product. This will in turn increase the number of projects and developers that can take advantage of our Internet business platform.

ALLAIRE SPECTRA

     Allaire Spectra is a packaged e-business application for building and managing large-scale Web sites and applications that require advanced content management, commerce and personalization capabilities. Allaire Spectra provides systems administrators, Web developers and business users and managers with the necessary pre-built software components and visual tools to rapidly deploy and manage large-scale publishing efforts, e-commerce sites, enterprise portals, and intranets. Applications built with Allaire Spectra run on the ColdFusion application server. Allaire Spectra was released in December 1999. Allaire Spectra was ranked among the top 3 commerce platforms by a leading independent research firm in October 1999.

HOMESITE

     HomeSite is a leading HTML design tool, which is principally used for the creation of Web pages. HomeSite runs on Microsoft Windows NT, Windows 95 and Windows 98. HomeSite has won a large number of industry awards as a leading HTML design tool.

              PRODUCT
       (SUGGESTED LIST PRICE
        AS OF MARCH 1, 2000)                DESCRIPTION           TYPICAL APPLICATIONS          TARGET USERS
       ---------------------          ------------------------  ------------------------  ------------------------
ColdFusion Server Professional        Licensed for four         Business intranets and    Large enterprises
($1,295)                              processors and allows an  extranets
                                      unlimited number of                                 Large systems
                                      concurrent users          Field office extranets    integrators

                                      Features include open     Single server             New Web-based businesses
                                      state repository and      applications
                                      shared server security    using a relational        Internet service
                                                                database                  providers
                                      Access to any ODBC and
                                      OLE-DB data source

ColdFusion Server Enterprise          Licensed for eight        High-volume, business-    Large enterprises
  ($4,995)                            processors and allows an  critical commerce and
                                      unlimited number of       applications              Large systems
                                      sites concurrent users                              integrators
                                                                Enterprise intranet
                                      Includes all              applications              New Web-based businesses
                                      Professional features,
                                      plus features required    Enterprise applications   Internet service
                                      for large scale           requiring native          providers
                                      applications, including   database
                                      clustering, load          drivers or CORBA
                                      balancing and automatic
                                      failover and CORBA
                                      support IBM DB2,
                                      Informix, Oracle and
                                      Sybase native database
                                      drivers

ColdFusion Studio ($495)              An integrated             Business systems (human   Web application
                                      development environment   resources, financial,     developers
                                      with a number of visual   customer support)
                                      tools for creating Web                              Enterprise and
                                      applications              Electronic commerce       client-server
                                                                (stores, business-to-     programmers
                                      Includes the              business)
                                      award-winning HomeSite                              HTML and desktop
                                      HTML design Tool          Dynamic content           database developers
                                                                publishing (document
                                      Features include          (management, dynamic      Development team
                                      interactive debugging,    news and personalized     managers
                                      remote development        information)
                                      capabilities and
                                      one-step deployment       Collaboration
                                                                (discussion, project,
                                      Team development support  and workflow management)

Allaire Spectra ($15,000)             Licensed per server and   Corporate intranets       Large enterprises
                                      allows an unlimited
                                      number of users           Enterprise portals        Large systems
                                                                                          integrators
                                      Requires a ColdFusion     Internet portals
                                      Enterprise license for
                                      each server               Online commerce sites     Internet service
                                                                                          providers
                                      Includes all of the core  B2B extranet sites
                                      Spectra services, Webtop                            New Web-based businesses
                                      productivity tools, and
                                      administration console

JRun Pro ($595)                       Supports any number of    Corporate Internet,       Java developers
                                      processors and allows an  intranet, and extranet
                                      unlimited number of       sites that utilize Java   Large enterprises
                                      concurrent users          as their primary
                                                                development architecture  Large systems
                                      Features full support                               integrators
                                      for Java Servlets and     Enterprise Web
                                      JSPs                      applications requiring    New Web-based businesses
                                                                connectivity to CORBA,
                                      Licensed per processor    Enterprise Java Beans     Software publishers
                                                                and other distributed
                                                                environments

JRun Pro Unlimited ($1,995)           Includes all Pro          High-volume, business-    Large enterprises
                                      features, plus the        critical commerce sites
                                      ability to use any        and applications          Large systems
                                      number of concurrent      utilizing a large number  integrators
                                      Java Virtual Machines     of processors and/ or
                                                                Java Virtual Machines     New Web-based businesses
                                      Licensed per machine
                                                                                          Internet service
                                                                                          providers

                                                                                          Software publishers

HomeSite (Electronic                  HTML page design and Web  High-quality static       Web site developers
  Version $89; Packaged Version $99)  site development tool     corporate Web sites
                                                                                          Web development team
                                      Features an intuitive
                                      graphical interface

TECHNOLOGY

     We develop, market and support Web application servers, packaged applications, visual tools and related software products that enable the development and deployment of sophisticated e-business Web sites and applications. Our products support emerging Web application technologies as well as integrate with key enterprise information systems. They include features and tools that increase the productivity of Web developers and ensure the scalability and reliability of the applications they deploy.

Open Integration

     At the core of our Web application technology are the ColdFusion and JRun application servers. Both are built on an open architecture and can be deployed on Windows 98/NT, Sun Solaris and HP-UX. JRun can also be deployed on AIX, IRIX, or any other operating system that has a Java virtual machine. This openness ensures that a customer can switch core operating system platforms and maintain the same core application server technology. Our open architecture supports native, high-performance connectivity into major enterprise databases, such as Oracle, Sybase, SQL Server, Informix and IBM DB2. Our application server technology supports major distributed computing standards, including DCOM, CORBA, Java and Enterprise Java Beans. This support enables existing legacy corporate applications infrastructure to be extended into Internet-based systems. Additionally, all major Internet protocols and key enterprise information systems, including messaging servers, directory servers, file servers and other network technology, are supported. Future versions of our Web application server products will provide tighter integration between the Java and ColdFusion environments.

Scalable, Secure Deployment

     To successfully support high-volume sites and transaction-intensive applications, a Web application platform requires high performance, availability and scalability from a Web application server. Our application server technology provides a high degree of cross-platform performance and fault-tolerance from individual servers and multiple server clusters. The ColdFusion application server runs as a 32-bit multi-threaded system service, which permits applications to experience an increase in processing performance as processors are added to the server. Clusters of multiple servers significantly enhance an application's availability and scalability. ColdFusion automatically balances load among servers deployed in a cluster, so that performance is optimized. ColdFusion permits a cluster deployment to store client state information in a shared repository, so it will not be lost when a server fails. If any machine in the cluster fails or is heavily loaded, ColdFusion automatically transfers its responsibilities to one of the remaining servers. Because ColdFusion clusters use a software-based system for load balancing and failover, there is no single point of failure.

     ColdFusion also provides a set of features for securely deploying applications. Principal among these is the ability of ColdFusion to restrict access to specific resources needed to run an application, including directories, files, databases and components. Therefore, multiple applications on the same server cannot access each other's resources. Other security features include authentication and encryption for e-business Web applications. The application server security technology also provides a set of tools for authenticating end users and tracking their interaction with a Web system. This technology forms the foundation for personalized customer experiences and rich business intelligence. Additionally, this security technology meets the needs of hosting and application server provider companies, which require robust security to host multiple, outsourced corporate Web sites and business applications on a shared infrastructure. We license portions of this security technology from a third party.

     JRun includes a similar set of features for supporting high-volume Web sites, including Java's native multithreaded architecture which maximizes the scalability of multiprocessor machines. JRun also includes a sophisticated administration application that allows users to easily maintain their deployed JRun applications. In addition, JRun 3.0, which we plan to release in 2000, will incorporate load balancing technology similar to that currently available in ColdFusion, enabling greater scalability and reliability, as well as addition security features.

Multi-Language Development

     Our Internet business platform supports multiple programming language technologies and models. At the core of ColdFusion is the ColdFusion Markup Language, or CFML, which provides developers with a highly-productive, tag-based scripting model that tightly integrates with Web-based programming languages such as HTML, XML, and Wireless Markup Language (WML).

     As a result of our merger with Live Software and our acquisition of Valto Systems, we acquired JRun and Ejipt, two server-side Java development and deployment environments. JRun provides developers with a system for deploying Web applications based on Java Servlets and JSP -- a standards-based model for deploying Java on Web application servers. Ejipt is a product for deploying applications based on more Java models, including Enterprise JavaBeans, the Java Transaction API, and the Java Messaging Service. These products are currently being merged to provide a complete environment for the construction, deployment, and management of enterprise-scale server-side Java applications. Java addresses the needs of more advanced, object-oriented system programmers. By integrating the key Java technologies into our platform, we have further expanded the range of projects and developers that can use our products as well as reinforced our support for open Internet standards.

Productive Development and Management

     In addition to our innovative approaches to Web-based programming languages, we offer a wide range of visual development tools. We believe that company-wide adoption of the Web requires rich productivity tools for system administrators, developers, designers, and business users and managers. Our visual tools include HomeSite, an HTML design tool and ColdFusion Studio, our ColdFusion rapid application development tool. Additionally, Allaire Spectra includes Web-based productivity tools for business users and managers to assist them in managing content, controlling business workflow and using decision support tools to analyze their Web-based sales and marketing activities.

     In addition to these development tools, we have announced plans to release a new product for Web systems management, code-named "Harvest." Harvest will provide an array of advanced management features designed to lower the cost of ownership of and increase the reliability of Internet business systems, including deployment and replication as well as real-time monitoring and control.

Packaged e-Business Applications

     Allaire Spectra consists of three core components: the ContentObject API, the core solution services, and a Web-based productivity tool. The ContentObject API is an XML-based object programming system and content repository. It allows companies to model their Web business technology and data using an object-based programming model, implemented in ColdFusion, and to store their Web information in an XML-based content repository. This technology helps companies build an extensible and reusable information management solution and syndicating content and applications across the Internet.

     The six core solution services of Allaire Spectra include:

     - Content management -- a system for managing content infrastructure;

     - Workflow and process automation -- a set of services for building custom workflow templates and process automation;

     - Role-based security -- an open authentication framework to assign users and groups to activities and processes;

     - Personalization -- a three-tier model that supports user profiling, rules-based dynamic targeting and the integration of third party personalization engines;

     - Business intelligence -- a model for logging, measuring and reporting on user activities; and

     - Syndication -- a set of XML-based capabilities for extending Web business to Internet partners or site affiliates.

     The final core technology in Allaire Spectra is a Web-based user interface and productivity tool, which provides business users and managers with a simple user interface for managing content, workflow, and business rules as well as decision support and analysis tools.

Internet Middleware and XML

     In addition to our tools, application servers and packaged e-business applications, we have developed a core technology aimed at supporting business-to-business commerce and application syndication. Web Distributed Data eXchange, or WDDX, was developed to support the integration of business systems across the Internet. WDDX was released in late 1998 as an open source technology, freely available from a separate Web site, www.wddx.org. Since its release, over 7,000 users have downloaded a software development kit for using WDDX, and several major software programming languages now support it, including Java, ASP, JavaScript, PHP and Python. We intend to foster broad adoption of the technology and have incorporated it directly into our own platforms, including extensive use within Allaire Spectra for enabling business-to-business commerce applications.

     We have also announced plans to develop a new Web business-to-business
(B2B) integration server, code-named "Tron," which will incorporate and extend XML technologies such as WDDX. By automating the way businesses communicate with each other using a common set of open XML technologies and supporting emerging industry standards, Tron will enable new business models based on application syndication and Web-based business system integration.

RESEARCH AND DEVELOPMENT

     We devote a substantial portion of our resources to developing new products and product features, extending and improving our products and technology, and strengthening our technological expertise. Our research and development expenditures were $5.0 million in 1997, $8.0 million in 1998 and $12.9 million in 1999. We intend to continue to devote substantial resources toward research and development. As of December 31, 1999, we had 74 employees engaged in research and development activities. We must hire additional skilled software engineers to continue to increase our research and development efforts. Our business, operating results and financial condition could be adversely affected if we are not able to hire and retain the required number of engineers.

SALES, MARKETING AND DISTRIBUTION

     We market and sell our products and services to businesses using a combination of direct and indirect distribution channels, including a corporate sales force, domestic and international distribution, electronic commerce and sales through business partners. The percentage of our total revenue generated through our indirect distribution channel was 28% in 1997, 44% in 1998 and 53% in 1999. As of December 31, 1999, we had 94 sales and marketing employees worldwide.

     Corporate Sales Force. Our corporate account sales force focuses on sales to institutional customers worldwide. Corporate account sales can be filled either directly by our sales force or through our indirect channel partners. The corporate account sales force is comprised of field representatives and telesales representatives. The field representatives market and sell to corporate, government and higher education institutional customers primarily interested in application servers and packaged applications for e-business applications. The telesales representatives qualify, develop and pursue leads generated from inquiries on our Web site, from seminars and from downloads of our products. We intend to add a significant number of additional field representatives over the next 12 months.

     Indirect Distribution. We have a number of domestic and international distributors and resellers that market and sell our products. We have distributors in North America, Europe and Asia Pacific, including Ingram Micro and Mitsubishi. As of December 31, 1999, we had over 500 corporate and catalog resellers, original equipment manufacturers and value-added resellers.

     Electronic Commerce. Our Web site allows visitors to download, evaluate and purchase our products. A number of third-party electronic commerce sites, including Beyond.com, Intraware.com, JapanMarket.com and RealStore.com, distribute commercial copies of our products for delivery by direct download. Electronic distribution provides us with a low-cost, globally accessible, 24-hour sales channel.

     Allaire Alliance. We believe that establishing a large community of active users of our products and technology is critical to our success. To further the development of this community, we have established the Allaire Alliance program. Allaire Alliance members include Web developers, application vendors and systems integrators. Allaire Alliance members also include the distributors, corporate and catalog resellers, original equipment manufacturers and value-added resellers referenced above. We typically enter into written agreements with Allaire Alliance members. These agreements typically do not provide for firm financial commitments from the member, but are intended to establish the basis upon which the parties will work together to achieve mutually beneficial objectives.

     Product Marketing Programs. We engage in a broad range of product marketing activities, including sponsoring seminars for potential customers, providing product information through our Web site and promoting special events. During 1999, we held over 100 seminars in over 35 cities and conducted over 10 seminars over the Web. Our product marketing programs are aimed at informing customers of the capabilities and benefits of our products and services and stimulating demand across all market segments. Certain programs are designed to encourage independent software developers to develop products and applications that are compatible with our products and technology.

     Branding Strategy. We continue to develop market awareness of the "Allaire" brand. Our branding strategy includes participating in trade shows and conferences, promoting special events and advertising our products and services in print and electronic media.

CUSTOMERS

     Our products are marketed and distributed to a diverse group of customers, ranging from small, independent consultants and Internet presence providers to Fortune 1000 businesses and other large organizations. Many of our customers are global organizations that use our products to create Web sites and Web applications with electronic commerce, content management and personalization capabilities for Internet, intranet and extranet use.

     Revenue from customers outside North America, primarily Asia and Europe, as a percentage of our total revenue, was 19% in 1997, 13% in 1998 and 14% in 1999. Sales to Ingram Micro accounted for 28% of our total revenue in 1998 and 37% in 1999. No single customer accounted for 10% or more of our total revenue in 1997.

SUPPORT AND PROFESSIONAL SERVICES

     We offer a broad range of consulting, support and training services to our customers. We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Our customers have a broad choice of support options depending on the level of service desired. We maintain a technical support hotline staffed by engineers from 8:00 a.m. to 8:00 p.m., Eastern time, Monday through Friday, from our corporate office in Cambridge, Massachusetts. Internationally, distribution partners provide telephone support to customers with technical assistance from us. Our support staff also responds to e-mail inquiries. We track support requests through a series of customer databases, including current status reports and historical customer interaction logs. We use customer feedback as a source of ideas for product improvements and enhancements.

     We also provide training and consulting to assist our customers in the development and deployment of e-business applications using our products. As of December 31, 1999 we had 40 technical support engineers and professional service employees.

COMPETITION

     The Web application products market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Primary competitors in the high end of the market include large Web and database platform companies that offer a variety of software products, such as IBM, Oracle and Sun Microsystems. We also compete against a number of companies that offer Web application servers, such as BEA Systems, Bluestone and SilverStream Software. In addition, our Allaire Spectra application competes against packaged e-commerce applications from companies such as Broadvision, Vignette, and Art Technology Group. These companies generally sell their products at significantly higher prices than our products. In the middle range of the market, where product prices are generally lower, we compete primarily against Microsoft.

     As the size and visibility of the market opportunity increases, we believe that additional competitors may enter the market with competing products. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance, any of which could have a material adverse effect on our business, operating results and financial condition. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, marketing and other resources than we do. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for our products might be substantially reduced and the our ability to distribute our products successfully would be substantially diminished.

     Competitive factors in the Web application products market include:

     - the quality and reliability of software;

     - cost per user;

     - application server scalability, availability and performance;

     - productivity features for creating, editing and adapting content;

     - ease of use and interactive user features;

     - compatibility with the user's existing network components and software systems; and

     - interoperability with emerging Internet standards such as XML, Java, and HTML.

     To expand our customer base, we must continue to innovate and improve the performance of our products. We anticipate that consolidation will continue in the Web application products market and related markets such as computer software, media and communications. Consequently, competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies.

INTELLECTUAL PROPERTY

     Our success and competitiveness are dependent to a significant degree on the protection of our proprietary technology. We rely primarily on a combination of copyrights, trademarks, licenses, trade secret laws and restrictions on disclosure to protect our intellectual property and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise attain and use our intellectual property or trade secrets without authorization.

     In addition, we rely in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of some jurisdictions. Moreover, the laws of other countries in which we market our products may afford us little or no effective protection of our intellectual property. There can be no assurance that the precautions taken by us will prevent misappropriation or infringement of our technology. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property. Our failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, operating results and financial condition.

     In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions. We license some of our proprietary rights to third parties, and there can be no assurance that such licensees will not fail to abide by compliance and quality control guidelines with respect to such proprietary rights or take actions that would materially adversely affect our business, operating results and financial condition.

     Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources, either of which could have a material adverse effect on our business, operating results and financial condition.

     We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we have not conducted and do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of them which are confidential when filed, with regard to similar technologies. If we were to discover that one or more of our products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, or that any licenses would be available on commercially reasonable terms.

     We pursue the registration of some of our trademarks and service marks in the United States and in some other countries, although we have not secured registration of all of our marks. We have registered United States trademarks for "Cold Fusion" and a related design for "Bright Tiger". A significant portion of our marks contain the word "Fusion", such as ColdFusion. We are aware of other companies that use "Fusion" in their marks alone or in combination with other words, and we do not expect to be able to prevent third party uses of the word "Fusion" for competing goods and services. For example, NetObjects markets its principal products for designing, building and updating Web sites under the names "NetObjects Fusion" and "NetObjects Team Fusion."

     We currently license technology from third parties that we incorporate into our products. Examples include licenses for the following: visual editing technology from Microsoft, security technology from Netegrity, and full-text indexing and searching technology from Verity.

     In addition, our current JRun product and much of our future product plans depend on the availability, stability, and performance of the Java programming language and the associated Java virtual machine as well as on the broad adoption of Java by our customers. Sun Microsystems controls and maintains the Java programming language and associated technologies. Java may fall out of favor among developers, or Sun may not continue to make the Java virtual machines available at commercially reasonable terms or at all. Furthermore, if Sun were to make significant changes to the Java language or its Java virtual machines, or fail to correct defects and limitations in these products, our ability to continue to improve and ship our products could be impaired.

     In light of the rapidly evolving nature of the Web platform and our strategy to pursue industry partnerships to ensure our support of and by the emerging platform, we will increasingly need to rely on technology that we license from other vendors which is integrated with internally developed software and used in our products to perform key functions.

EMPLOYEES

     As of December 31, 1999, Allaire had 270 employees, 238 of whom were based at Allaire's headquarters in Cambridge, Massachusetts. None of Allaire's employees is subject to a collective bargaining agreement. Allaire believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Allaire's headquarters is located in Cambridge, Massachusetts. The lease, which covers approximately 54,000 square feet of space in Cambridge, expires in March 2003. Allaire plans to move its headquarters from the Cambridge location to Newton, Massachusetts in July 2000 and is seeking to terminate its Cambridge lease or sublet the space thereafter. The Newton lease, which covers approximately 270,000 square feet of space, expires in June 2010. Allaire also leases office space in other cities for its sales and development personnel. Allaire believes that these facilities are adequate to meet its current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to page 48 of the Company's 1999 Annual Report to Shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this Item is incorporated by reference to page 20 of the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 21-27 of the Company's 1999 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements:

     The information required by this Item is incorporated by reference to pages 28-46 of the Company's 1999 Annual Report to Shareholders and the Report of Independent Accountants on Financial Statement Schedule dated March 13, 2000 is contained in this report.

     Financial Statement Schedule:

     Schedule II -- Valuation and Qualifying Accounts is contained in this report.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this report:

     1. Financial Statements: The financial statements filed as part of this report are listed on the Index to Financial Statements included in Item 8 and are incorporated herein by reference.

     2. Financial Statement Schedule: The financial statement schedule filed as part of this report is included in Item 8 and is incorporated herein by reference.

     3.  Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
3.1      Amended and Restated Certificate of Incorporation (filed as
         Exhibit 3.3 to the Company's Registration Statement on Form
         S-1 (File No. 333-68639) and incorporated herein by
         reference)
3.2      Certificate of Amendment of Amended and Restated Certificate
         of Incorporation
3.3      Amended and Restated By-Laws of the Company (filed as
         Exhibit 3.5 to the Company's Registration Statement on Form
         S-1 (File No. 333-68639) and incorporated herein by
         reference)
4.1      Specimen certificate for the Common Stock of Allaire(1)
10.1     1997 Stock Incentive Plan as amended(1)

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
10.2     1998 Stock Incentive Plan as amended
10.3     1998 Employee Stock Purchase Plan(1)
10.4     Option Agreement for David J. Orfao(1)
10.5     Form of Incentive Stock Option Agreement for other executive officers
10.6     Office Lease Agreement between Allaire and One Alewife
         Center Realty Trust, dated November 5, 1997(1)
10.7     Lease Agreement between Allaire and CambridgePark Two, L.P., dated May 21, 1998(1)
10.8     Loan and Security Agreement between Allaire and Silicon
         Valley Bank, dated March 26, 1998(1)
10.9     Negative Pledge Agreement between Allaire and Silicon Valley
         Bank, dated March 26, 1998(1)
10.10    Loan Modification Agreement between Allaire and Silicon
         Valley Bank, dated August 6, 1998(1)
10.11    Loan Modification Agreement between Allaire and Silicon
         Valley Bank, dated December 9, 1998(1)
10.12    Senior Loan and Security Agreement between Allaire and
         Phoenix Leasing Incorporated, dated May 1, 1998(1)
10.15    Warrant Agreement between Allaire and Polaris Venture
         Partners, L.P., dated March 7, 1997(1)
10.16    Warrant Agreement between Allaire and Polaris Venture
         Partners Founders' Fund, L.P., dated March 7, 1997(1)
10.17    Amended and Restated Registration Rights Agreement, dated
         May 15, 1997(1)
10.18    Waiver and Amendment No. 1 to Amended and Restated
         Registration Rights Agreement, dated December 7, 1998(1)
10.19    Letter of Offer of Employment from Allaire to David J.
         Orfao, dated December 23, 1996(1)
10.20    Contribution and Restricted Stock Purchase Agreement between
         Allaire and Yesler Software, Inc., dated July 14, 1998(1)
10.21    Working Capital Line of Credit Letter from Polaris Ventures
         Partners, L.P., and Polaris Venture Partners Founders' Fund,
         L.P., dated December 4, 1998(1)
10.22    Agreement and Plan of Merger, dated as of April 2, 1999, by and among Allaire, Bengal Acquisition Corp. and Bright Tiger
         Technologies, Inc. (included as Exhibit 2.1 to Allaire's
         Current Report on Form 8-K filed with the Securities and
         Exchange Commission on April 27, 1999 and incorporated
         herein by reference)
10.23    Lease Agreement between Allaire and EOP-Riverside Project,
         L.L.C., dated November 23, 1999
10.24    Loan Modification Agreement between Allaire and Silicon
         Valley Bank, dated November 30, 1999
11.1     Statement re computation of per share earnings
13.1     Pages 20-48 of the 1999 Annual Report to Shareholders of
         Allaire Corporation
21.1     Subsidiaries of Allaire Corporation
23.1     Consent of PricewaterhouseCoopers LLP
27.1     Financial Data Schedules
99.1     Report of Independent Accountants on Financial Statement Schedule

---------------
(1) Previously filed with the Securities and Exchange Commission as the identically numbered exhibit to Allaire's Registration Statement on Form S-1 (File No. 333-68639) and incorporated herein by reference

     (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALLAIRE CORPORATION

                                          By:       /s/ DAVID J ORFAO
                                            ------------------------------------
                                                       David J. Orfao
                                               President and Chief Executive
                                                           Officer

March 30, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----
       /s/ JOSEPH J. ALLAIRE          Chairman of the Board                   March 30, 2000
------------------------------------
         JOSEPH J. ALLAIRE

         /s/ DAVID J. ORFAO           President, Chief Executive Officer      March 30, 2000
------------------------------------  and Director (principal executive
           DAVID J. ORFAO             officer)

         /s/ DAVID A. GERTH           Vice President, Finance and             March 30, 2000
------------------------------------  Operations, Treasurer and Chief
           DAVID A. GERTH             Financial Officer (principal
                                      financial and accounting officer)

       /s/ JONATHAN A. FLINT          Director                                March 30, 2000
------------------------------------
         JONATHAN A. FLINT

         /s/ JOHN J. GANNON           Director                                March 30, 2000
------------------------------------
           JOHN J. GANNON

        /s/ THOMAS A HERRING          Director                                March 30, 2000
------------------------------------
         THOMAS A. HERRING

         /s/ RONALD G. WARD           Director                                March 30, 2000
------------------------------------
           RONALD G. WARD

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
                                                                  (IN THOUSANDS)
Balance at beginning of period..............................  $220     $487     $502
Additions:
  Charged to expense........................................   164       61      233
  Charged against other accounts............................   165       56       63
Deductions:
  Write-offs and returns....................................   (62)    (102)     (97)
                                                              ----     ----     ----
Balance at end of period....................................  $487     $502     $701
                                                              ====     ====     ====