Form 10-Q
period 2000-03-31
ALLAIRE CORP
filed 2000-05-12
CIK 1016139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                                 (617) 761-2000
              Registrant's Telephone Number, Including Area Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       TITLE OF CLASS                         SHARES OUTSTANDING AT APRIL 28, 2000
                       --------------                         ------------------------------------
Common Stock, $.01 par value................................               27,037,591

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ALLAIRE CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheet as of March 31, 2000 and December
              31, 1999....................................................      3

              Consolidated Statement of Operations for the Three Months
              Ended March 31, 2000 and 1999...............................      4

              Consolidated Statement of Cash Flows for the Three Months
              Ended March 31, 2000 and 1999...............................      5

              Notes to Unaudited Consolidated Financial Statements........      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................      7

     Item 3.  Quantitative and Qualitative Disclosures about Market
              Risk........................................................     13

PART II.  OTHER INFORMATION

     Item 5.  Submission of Matters to a Vote of Security Holders.........     14

     Item 6.  Exhibits and Reports on Form 8-K............................     14

     Signatures...........................................................     15

     Exhibit Index........................................................     15

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                              ALLAIRE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
Current assets:
     Cash and cash equivalents..............................  $ 43,459       $106,624
     Short-term investments.................................    76,690         12,405
     Investment in marketable securities....................    12,667             --
     Accounts receivable, net of allowance for doubtful
      accounts and returns of $983 and $701 at March 31,
      2000 and December 31, 1999, respectively..............    14,383          7,926
     Prepaid expenses and other current assets..............     1,367          1,028
                                                              --------       --------
          Total current assets..............................   148,566        127,983
     Property and equipment, net............................     5,624          4,948
     Goodwill and other intangibles, net....................     5,375            584
     Other assets...........................................     1,595             25
                                                              --------       --------
          TOTAL ASSETS......................................  $161,160       $133,540
                                                              ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations...........  $     70       $    159
     Current portion of notes payable.......................       506            488
     Accounts payable.......................................     4,332          3,358
     Accrued expenses.......................................     7,149          8,536
     Accrued employee compensation and benefits.............    12,363          6,591
     Deferred revenue.......................................    18,246         11,937
                                                              --------       --------
          Total current liabilities.........................    42,666         31,069
Notes payable...............................................       413            547
                                                              --------       --------
          TOTAL LIABILITIES.................................    43,079         31,616
                                                              --------       --------
Stockholders' equity
     Preferred stock, $.01 par value; Authorized: 5,000,000
      shares at March 31, 2000 and December 31, 1999........        --             --
     Common stock, $.01 par value;
          Authorized: 100,000,000 shares at March 31, 2000
            and 35,000,000 shares at December 31, 1999
          Issued and outstanding: 27,047,608 shares issued
            and 27,014,388 shares outstanding at March 31,
            2000 and 26,849,532 issued and 26,816,312
            outstanding at December 31, 1999................       270            268
     Additional paid-in capital.............................   139,897        139,050
     Accumulated deficit....................................   (35,755)       (36,746)
     Unrealized gain on marketable securities...............    14,250             --
     Deferred compensation..................................      (571)          (638)
     Stock subscriptions receivable.........................       (10)           (10)
                                                              --------       --------
          Total stockholders' equity........................   118,081        101,924
                                                              --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $161,160       $133,540
                                                              ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                               ----       ----
REVENUE:
     Software license fees..................................  $22,480    $ 6,963
     Services...............................................    4,139      1,734
                                                              -------    -------
          Total revenue.....................................   26,619      8,697
                                                              -------    -------
COST OF REVENUE:
     Software license fees..................................    1,225        456
     Services...............................................    3,554      1,506
                                                              -------    -------
          Total cost of revenue.............................    4,779      1,962
                                                              -------    -------
GROSS PROFIT................................................   21,840      6,735
                                                              -------    -------
OPERATING EXPENSES:
     Research and development...............................    4,512      2,467
     Sales and marketing....................................   14,049      5,666
     General and administrative.............................    3,399      1,437
     Stock-based compensation...............................       62         67
     Amortization of goodwill and other intangibles.........      106         --
                                                              -------    -------
          Total operating expenses..........................   22,128      9,637
                                                              -------    -------
  LOSS FROM OPERATIONS......................................     (288)    (2,902)
     Interest income, net...................................    1,609        286
                                                              -------    -------
  INCOME (LOSS) BEFORE INCOME TAXES.........................    1,321     (2,616)
     Income tax provision...................................      330         --
                                                              -------    -------
  NET INCOME (LOSS).........................................  $   991    $(2,616)
                                                              -------    -------
NET INCOME (LOSS) PER SHARE:
     Basic net income (loss) per share......................  $  0.04    $ (0.14)
     Diluted net income (loss) per share....................     0.03      (0.14)
     Pro forma basic net income (loss) loss per share.......               (0.13)
     Pro forma diluted net income (loss) per share..........               (0.13)
WEIGHTED AVERAGE SHARES:
     Shares used in computing basic net income (loss) per
      share.................................................   26,889     19,032
     Shares used in computing diluted net income (loss) per
      share.................................................   30,949     19,032
     Shares used in computing pro forma basic net income
      (loss) per share......................................              20,908
     Shares used in computing pro forma diluted net income
      (loss) per share......................................              20,908

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                                ----        ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income (loss).........................................  $     991    $(2,616)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................      1,316        572
     Compensation expense relating to the issuance of equity
      instruments...........................................         62         67
     Changes in assets and liabilities, net of effects from
      acquisitions:
       Accounts receivable..................................     (6,457)      (138)
       Prepaid expenses and other current assets............       (339)       406
       Other assets.........................................         (1)         9
       Accounts payable.....................................        974     (1,040)
       Accrued expenses.....................................      4,385        246
       Deferred revenue.....................................      6,309      2,132
                                                              ---------    -------
       Total adjustments....................................      6,249      2,254
                                                              ---------    -------
       Net cash provided by (used for) operating
        activities..........................................      7,240       (362)
                                                              ---------    -------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (159,952)      (644)
  Sales of short-term investments...........................     95,667      1,140
  Purchase of Open Sesame...................................     (5,125)        --
  Purchases of property and equipment.......................     (1,644)    (1,079)
                                                              ---------    -------
       Net cash used for investing activities...............    (71,054)      (583)
                                                              ---------    -------
Cash flows from financing activities:
  Principal payments on capital lease obligations...........        (89)       (83)
  Principal payments on notes payable.......................       (116)      (171)
  Proceeds from sale of common stock, net of issuance
     costs..................................................        854     52,343
  Payment received on stock subscription receivable.........         --         16
                                                              ---------    -------
       Net cash provided by financing activities............        649     52,105
                                                              ---------    -------
Net increase (decrease) in cash and cash equivalents........    (63,165)    51,160
Cash and cash equivalents, beginning of period..............    106,624      3,247
                                                              ---------    -------
Cash and cash equivalents, end of period....................  $  43,459    $54,407
                                                              ---------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for income taxes................................  $      36    $    --
  Cash paid for interest....................................         41        140
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Unrealized gain on marketable securities..................  $  14,250    $    --
  Conversion of Series A convertible preferred stock to
     common stock...........................................         --        751
  Conversion of redeemable convertible preferred stock to
     common stock...........................................         --     12,673

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Allaire Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Allaire Corporation and its subsidiaries are collectively referred to as the "Company" or "Allaire." Certain 1999 amounts have been reclassified to conform to the 2000 method of presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Registration Statement on Form S-1 filed on September 30, 1999, (Registration No. 333-86563).

Net Income (Loss) Per Share

     Net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding, including potential common shares from conversion of stock options and warrants. Pro forma basic and diluted net income (loss) per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance.

2.  COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                             2000       1999
                                                             ----       ----
Net income (loss).........................................  $   991    $(2,616)
Unrealized gain on marketable securities..................   14,250         --
                                                            -------    -------
COMPREHENSIVE NET INCOME (LOSS)...........................  $15,241    $(2,616)
                                                            =======    =======

3.  ACQUISITION

     In March 2000, Allaire acquired Open Sesame from Bowne Internet Solutions for a total purchase price of $5.1 million. Open Sesame is profiling and personalization technology that delivers personalized customer interaction capabilities. Allaire accounted for this acquisition as a purchase. The excess of the purchase price over identified tangible and intangible assets was considered goodwill. Goodwill and other intangibles are amortized over four years. Pro forma financial statements have not been disclosed due to immateriality.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors set forth below in "Certain Factors that may Affect Future Results," that may cause the actual results, performance and achievements of Allaire to differ materially from those indicated by the forward-looking statements.

OVERVIEW

     Allaire develops, markets and supports Web application servers, packaged applications and visual tools that enable the development and deployment of sophisticated e-business Web sites and applications. Allaire derives a majority of its revenue from its four primary products, Allaire Spectra, ColdFusion, JRun and HomeSite.

     Allaire's revenue is derived principally from license fees for software products and, to a lesser extent, fees for a range of services complementing these products, primarily training, consulting and technical support. Software license fees include sales of licenses for the then-current version of our products, product upgrades and subscriptions. Subscriptions entitle the customer to all new releases for a specific product during the subscription period, generally 12 to 24 months.

     Revenue from sales of licenses to use Allaire's software products and product upgrades is recognized upon delivery to customers, provided no significant post-delivery obligations or uncertainties remain and collection of the related receivable is probable. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on their relative fair values, with these fair values being determined using the price charged when that element is sold separately. For agreements with specified upgrade rights, the revenue related to such upgrade rights is deferred until such time as the specified upgrade is delivered. Allaire provides most of its distributors with rights of return. An allowance for estimated future returns is recorded at the time revenue is recognized based on Allaire's historical experience. Revenue from subscription sales is recognized ratably over the term of the subscription period. Services revenue is recognized as services are rendered or ratably over the term of the service agreement.

     Allaire generates its software license revenue through direct sales of licenses to end users and through its indirect distribution channel. Direct revenue is generated by Allaire's direct sales force and via its Web site. The indirect distribution channel includes distributors, direct and original equipment manufacturer resellers, system integrators and Allaire Alliance members. Revenue generated by the indirect distribution channel accounted for 62% and 50% of total revenue for the three months ended March 31, 2000 and March 31, 1999, respectively. Allaire anticipates that revenue derived from the indirect distribution channel will continue to represent a significant percentage of total revenue. Allaire primarily derives its international revenue through its indirect distribution channel. International revenue outside of North America accounted for 19% and 16% of total revenue for the three months ended March 31, 2000 and March 31, 1999, respectively.

RESULTS OF OPERATIONS

  REVENUE

     Total revenue increased 206% from $8.7 million for the three months ended March 31, 1999 to $26.6 million for three months ended March 31, 2000.

     Software License Fees. Revenue from software license fees increased 223% from $7.0 million for the three months ended March 31, 1999 to $22.5 million for the three months ended March 31, 2000. The increase was primarily due to an increase in the number of licenses sold to use the Company's Allaire Spectra, ColdFusion and JRun products. Increases in product prices associated with the release of new versions of Allaire's products in March 2000 also contributed to the growth in revenue.

     Services. Revenue from services increased 139% from $1.7 million for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000. The increase was primarily attributable to growth in training revenue resulting from an increase in Allaire's installed customer base.

  COST OF REVENUE

     Cost of Software License Fees. Cost of software license fees includes costs of product media duplication, manuals, packaging materials, licensed technology and fees paid to third party vendors and agents for order fulfillment. Cost of software license fees increased 169% from $456,000 for the three months ended March 31, 1999 to $1.2 million for the three months ended March 31, 2000. The increase in absolute dollars was due to higher unit sales volume. The improvement in software license fees gross margins from 93% for the three months ended March 31, 1999 to 95% for the three months ended March 31, 2000 was primarily attributable to economies of scale achieved with higher sales volume in 2000.

     Cost of Services. Cost of services consists primarily of personnel costs. Cost of services increased 136% from $1.5 million for the three months ended March 31, 1999 to $3.6 million for the three months ended March 31, 2000. The increase in absolute dollars resulted primarily from the hiring of additional employees and the use of contract trainers to support increased customer demand for training classes, consulting and technical support. The improvement in services gross margins from 13% for the three months ended March 31, 1999 to 14% for the three months ended March 31, 2000 was primarily attributable to the substantial growth in training revenue, partially offset by increased costs for consulting and technical support resources. Allaire anticipates that services gross margins will decrease in the near term as Allaire invests in additional resources to support Allaire Spectra, the Company's newly released packaged e-business application product.

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

  OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 83% from $2.5 million for the three months ended March 31, 1999 to $4.5 million for the three months ended March 31, 2000. The increase primarily resulted from salaries associated with newly hired development personnel and costs related to the localization of Allaire's products. Allaire anticipates that research and development expenses will continue to increase in absolute dollars.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as advertising, seminars, trade shows and new product launch activities. Sales and marketing expenses increased 148% from $5.7 million for the three months ended March 31, 1999 to $14.0 million for the three months ended March 31, 2000. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and an increase in marketing programs, including advertising and seminars. Allaire anticipates that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to support its brand awareness, product launches, international expansion and increased focus on major account sales.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and other personnel related costs for executive and financial personnel, as well as legal, accounting, recruiting and insurance costs. General and administrative expenses increased 137% from $1.4 million for the three months ended March 31, 1999 to $3.4 million for the three months ended March 31, 2000. The increase was primarily attributable to salaries associated with newly hired personnel and related costs required to manage

Allaire's growth and facilities expansion. Allaire expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanding facilities and operations.

     Stock-based Compensation. The amount that the estimated fair market value of Allaire's common stock exceeds the exercise price of stock options on the date of grant is recorded as deferred compensation and amortized to stock-based compensation expense as the options vest. Allaire recognized $67,000 of stock-based compensation for the three months ended March 31, 1999 compared to $62,000 of stock based compensation for the three months ended March 31, 2000.

     Amortization of Goodwill and Other Intangibles. The amortization of goodwill and other intangibles of $106,000 for the three months ended March 31, 2000 related to the amortization of costs associated with the purchase of the Open Sesame technology from Bowne Internet Solutions in March 2000 (Note 3).

  INTEREST INCOME, NET

     Interest income, net of interest expense, increased from $286,000 for the three months ended March 31, 1999 to $1.6 million for the three months ended March 31, 2000. The increase was due to interest income earned from the investment of the net cash proceeds from Allaire's initial public offering in January 1999 and follow-on public offering in September 1999.

  PROVISION FOR INCOME TAXES

     Allaire's effective tax rate for the first quarter of 2000 was 25% compared to zero for the first quarter of 1999. For the first quarter of 1999, Allaire incurred a net operating loss for which no tax benefit was recognized as a full valuation allowance was recorded for the related deferred tax asset since realization of the tax benefit was not sufficiently assured.

     The effective tax rate of 25% for the first quarter of 2000 is different from the Federal statutory rate of 35% due to the realization of the benefit of operating loss carryforwards from prior years that were not recognized as a deferred tax asset. Due to Allaire's continuing trend of positive earnings, Allaire reversed a portion of its valuation allowance related to the previously established deferred tax asset for which realization is considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, Allaire had cash, cash equivalents and short-term investments of $120.1 million, up from $119.0 million at December 31, 1999.

     Cash provided by operating activities for the three months ended March 31, 2000 was $7.2 million, primarily related to increases in accrued expenses and deferred revenue and net income of $1.0 million, offset by an increase in accounts receivable. Cash used for operating activities for the three months ended March 31, 1999 was $362,000 primarily related to a net loss of $2.6 million, partially offset by increases in deferred revenue.

     Cash used for investing activities for the three months ended March 31, 2000 was $71.0 million, primarily related to net purchases of short-term investments. Cash used by investing activities for the three months ended March 31, 1999 was $583,000, primarily related to net property and equipment purchases.

     Cash provided by financing activities for the three months ended March 31, 2000 was $649,000, primarily due to common stock issuances. Cash provided by financing activities for the three months ended March 31, 1999 was $52.1 million, primarily related to net proceeds from Allaire's initial public offering.

     As of March 31, 2000, Allaire's primary commitments consisted of obligations related to operating leases, $919,000 of notes payable under equipment lines and $70,000 of capital lease obligations.

     In March 2000, Allaire acquired Open Sesame from Bowne Internet Solutions for a total purchase price of $5.1 million.

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

YEAR 2000 COMPLIANCE

     To date, Allaire has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in Allaire's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of ensuring that such systems are Year 2000 compliant will not have a material adverse effect on Allaire's business, operating results and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Allaire does not expect SFAS No. 133 to have a material affect on its financial position or results of operations.

     In March 2000, the Financial Accounting-Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Allaire has substantial net losses and may not be profitable in the future. Allaire's limited operating history and the undeveloped nature of the market for Web development products make predicting future revenue and operating results difficult. Allaire has experienced substantial net losses in each fiscal year since its inception and, as of March 31, 2000, had an accumulated deficit of $35.8 million. These net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of Allaire's products and in the preliminary establishment of its infrastructure. Although Allaire recorded a small profit for the quarters ended December 31, 1999 and March 31, 2000, it cannot be certain that Allaire will continue to be profitable.

     Disappointing quarterly revenue and operating results could cause the price of Allaire's common stock to fall. Allaire's quarterly revenue may fluctuate for several reasons, including:

     - The market for web application server and packaged e-business applications is in an early stage of development and it is therefore difficult to accurately predict customer demand; and

     - The sales cycle for Allaire's products and services varies substantially from customer to customer and, if Allaire's average sales price continues to increase as expected, it expects the sales cycle to lengthen.

       As a result, Allaire may have difficulty determining whether and when it will receive license revenue from a particular customer.

     In addition, most of Allaire's expenses, such as employee compensation and rent, are relatively fixed. Allaire's expense levels are based, in part, on its expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to Allaire's expectations could cause significant changes in its operating results from quarter to quarter and could result in quarterly losses. If our quarterly operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially.

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

     Future success will depend on Allaire's ability to market and sell Allaire Spectra successfully. Allaire expects that its future financial performance will depend in part on sales of Allaire Spectra. Allaire announced the release of the beta test version of Allaire Spectra on July 21, 1999 and began commercial shipments in December 1999. Market acceptance of Allaire Spectra will depend on the market for packaged e-business applications and customer demand for the specific functionality of Allaire Spectra. If Allaire Spectra does not meet customer needs or expectations, for whatever reason, Allaire's reputation could be damaged, or it could be required to upgrade or enhance the product, which could be costly and time consuming.

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

     Allaire depends on a small number of distributors for a significant portion of its revenue. Allaire derives a substantial portion of its revenue from a small number of distributors. For the period ended March 31, 2000, revenue from Allaire's indirect distribution channel accounted for 62% of total revenue and one distributor, Ingram Micro, accounted for 35% of total revenue. For the year ended December 31, 1999, revenue from the indirect distribution channel accounted for 53% of Allaire's total revenue, and Ingram Micro accounted for 37% of total revenue. The loss of, or a reduction in orders from, Ingram Micro or any other significant distributor could have a material adverse effect on Allaire's business, operating results and financial condition.

     Allaire may experience lost or delayed sales as its sales cycle lengthens. A longer sales cycle reduces Allaire's ability to forecast revenue levels and may result in lost sales. Any delay or loss in sales of Allaire's products could have a material adverse effect on its business, operating results and financial condition, and could cause operating results to vary significantly from quarter to quarter. As Allaire increases its sales and marketing focus on larger sales to businesses and other large organizations, it expects that increased executive-level involvement of information technology officers and other senior managers of its customers will be required. Potential large sales may be delayed, or lost altogether, because Allaire will have to provide a more comprehensive education to prospective customers regarding the use and benefits of its products. Allaire's customers' purchase decisions may be subject to delays over which Allaire may have little or no control.

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

     Allaire's failure to properly manage its growth could strain its resources and adversely affect its business. Allaire's failure to manage its rapid growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and its business, operating results and financial condition. Allaire's revenue increased 206% for the period ended March 31, 2000 from the same period in 1999. The number of Allaire's employees increased from 93 at January 1, 1998 to 361 at March 31, 2000. To manage future growth effectively Allaire must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations.

     Allaire's business could be adversely affected if its products fail to perform properly. Software products as complex as Allaire's may contain undetected errors or "bugs," which result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. Errors in certain Allaire products have been detected after the release of the product. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to Allaire's reputation, or damage to its efforts to build brand awareness, any of which could have a material adverse effect on its business, operating results and financial condition. In addition, any failure in a customer's web application developed and deployed with Allaire's products could result in a claim for substantial damages against Allaire, regardless of Allaire's responsibility for the failure. Although Allaire maintains general liability insurance, including coverage for errors and omissions, there can be no assurance that its existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

     Claims by Other Companies That Allaire Infringes Their Copyrights or Patents Could Adversely Affect Allaire's Financial Condition. If any of Allaire's products violate third party proprietary rights, Allaire may be required to reengineer these products or seek to obtain licenses from third parties to continue to offer them. Any efforts to reengineer Allaire's products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase costs and have a material adverse effect on Allaire's business, operating results and financial condition. Allaire does not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

     Although Allaire is generally indemnified against claims that third party technology that it licenses infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and in some cases the scope of such indemnification is limited. Even if Allaire receives broad indemnification, third party indemnitors are not always well-capitalized and may not be able to indemnify Allaire in the event of infringement, resulting in substantial exposure to Allaire. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology in Allaire's products, and claims for indemnification from customers resulting from these claims, will not be asserted or prosecuted against Allaire. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect Allaire's business, operating results and financial condition.

     In addition, any claim of infringement could cause Allaire to incur substantial costs defending against the claim, even if the claim is invalid, and could distract Allaire's management from their business. A party making a claim also could secure a judgment that requires Allaire to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Allaire from selling its products. Any of these events could have a material adverse effect on Allaire's business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2000, Allaire was exposed to market risks which primarily include changes in U.S. interest rates. Allaire maintains a significant portion of its cash and cash equivalents and short-term investments in financial instruments with purchased maturities of 12 months or less. Allaire does not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality corporate and government debt. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on Allaire's financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of Allaire was held on March 13, 2000. The stockholders approved an amendment to Allaire's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Allaire's common stock from 35,000,000 to 100,000,000. In addition, the stockholders approved an amendment to Allaire's 1998 Stock Incentive Plan to increase the total number of shares of Allaire's common stock that may be issued pursuant to options granted under the plan from 3,800,000 to 8,800,000, subject to adjustment in the event of stock splits, stock dividends, recapitalizations and the like. The results of the votes for each of these proposals were as follows:

     Proposal 1:  To amend Allaire's Amended and Restated Certificate of
Incorporation:

For......................................................  19,709,894
Against..................................................   2,676,860
Abstain..................................................       3,286

     Proposal 2:  To amend Allaire's 1998 Stock Incentive Plan:

For......................................................  11,037,806
Against..................................................   7,596,830
Abstain..................................................      12,250
Broker non-vote..........................................   3,743,154

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit 10.1  Form of Non-Qualified Stock Option Agreement for Other
              Executive Officers
Exhibit 11    Statement re: Computation of Unaudited Net Income (Loss) Per
              Share and Pro Forma Net Income (Loss) Per Share (filed herewith)
Exhibit 27    Financial Data Schedule (filed herewith)

     (b) A report on Form 8-K was filed on February 10, 2000, regarding financial information for January 2000, disclosed to comply with pooling of interests requirements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2000

                                          ALLAIRE CORPORATION
                                          By:      /s/ DAVID A. GERTH
                                            ------------------------------------
                                                       DAVID A. GERTH
                                                VICE PRESIDENT, FINANCE AND
                                                  OPERATIONS, TREASURER AND
                                             CHIEF FINANCIAL OFFICER (PRINCIPAL
                                              FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

Exhibit 10.1  Form of Non-Qualified Stock Option Agreement for Other
              Executive Officers
Exhibit 11    Statement re:  Computation of Unaudited Net Income (Loss)
              Per Share and Pro Forma Net Income (Loss) Per Share (filed herewith)
Exhibit 27    Financial Data Schedule (filed herewith)

     ColdFusion is a U.S. registered trademark, and Allaire, Allaire Spectra, HomeSite and JRun are trademarks of Allaire Corporation. All other company names, brand names and product names are the property of their respective holder(s).