Form 10-Q
period 2000-06-30
ALLAIRE CORP
filed 2000-08-14
CIK 1016139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-25265

                                 ---------------

                               ALLAIRE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                      41-1830792
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

 275 GROVE STREET, NEWTON, MASSACHUSETTS                        02466
(Address of Principal Executive Offices)                      (Zip Code)

                                 (617) 219-2000
              (Registrant's Telephone Number, Including Area Code)

                               ONE ALEWIFE CENTER
                               CAMBRIDGE, MA 02140
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       TITLE OF CLASS                        SHARES OUTSTANDING AT JULY 31, 2000
       --------------                        -----------------------------------
Common Stock, $.01 par value...............              27,247,402

                               ALLAIRE CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999............................    3

               Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2000 and 1999..    4

               Consolidated Statement of Cash Flows for the Six Months Ended June  30, 2000 and 1999...........    5

               Notes to Unaudited Consolidated Financial Statements............................................    6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    7

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................   13

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.............................................   14

     Item 6.   Exhibits and Reports on Form 8-K................................................................   14

     Signatures................................................................................................   15

     Exhibit Index.............................................................................................   15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               ALLAIRE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                                            JUNE 30,    DECEMBER 31,
                                                                                                              2000          1999
                                                                                                           ----------  ---------
Current assets:
   Cash and cash equivalents............................................................................   $  44,583      $106,624
   Short-term investments...............................................................................      83,221        12,405
   Investment in marketable securities..................................................................       6,730            --
   Accounts receivable, net of allowance for doubtful accounts and returns of $998 and $701 at
     June 30, 2000 and December 31, 1999, respectively..................................................      15,803         7,926
   Prepaid expenses and other current assets............................................................       1,579         1,028
                                                                                                           ---------     ---------
        Total current assets............................................................................     151,916       127,983
   Property and equipment, net..........................................................................       8,713         4,948
   Goodwill and other intangibles, net..................................................................       4,914           584
   Other assets.........................................................................................       2,402            25
                                                                                                           ---------     ---------
     TOTAL ASSETS.......................................................................................   $ 167,945     $ 133,540
                                                                                                           =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations.........................................................   $      21     $     159
   Current portion of notes payable.....................................................................         526           488
   Accounts payable.....................................................................................       4,502         3,358
   Accrued expenses.....................................................................................      14,251         8,536
   Accrued employee compensation and benefits...........................................................       7,466         6,591
   Deferred revenue.....................................................................................      25,544        11,937
                                                                                                           ---------     ---------
        Total current liabilities.......................................................................      52,310        31,069
Notes payable...........................................................................................         273           547
                                                                                                           ---------     ---------
        TOTAL LIABILITIES...............................................................................      52,583        31,616
                                                                                                           ---------     ---------
Stockholders' equity
     Preferred stock, $.01 par value; Authorized: 5,000,000 shares at June 30, 2000 and December 31, 1999         --            --
     Common stock, $.01 par value;
          Authorized: 100,000,000 shares at June 30, 2000 and 35,000,000 shares at December 31, 1999
          Issued and outstanding: 27,267,727 shares issued and 27,234,507 shares outstanding at June 30,
            2000 and 26,849,532 issued and 26,816,312 outstanding at December 31, 1999..................         273           268

     Additional paid-in capital.........................................................................     142,449       139,050
     Accumulated deficit................................................................................     (33,970)      (36,746)
     Unrealized gain on marketable securities...........................................................       7,125            --
     Deferred compensation..............................................................................        (505)         (638)
     Stock subscriptions receivable.....................................................................         (10)          (10)
                                                                                                           ---------     ---------
          Total stockholders' equity....................................................................     115,362       101,924
                                                                                                           ---------     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................................   $ 167,945     $ 133,540
                                                                                                           =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ALLAIRE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                       JUNE 30,                JUNE 30,
                                                                                  -------------------     -------------------
                                                                                   2000        1999        2000        1999
                                                                                  -------     -------     -------     -------
REVENUE:
     Software license fees......................................................  $28,326     $10,761     $50,806     $17,724
     Services...................................................................    4,980       2,314       9,119       4,048
                                                                                  -------     -------     -------     -------
          Total revenue.........................................................   33,306      13,075      59,925      21,772
                                                                                  -------     -------     -------     -------
COST OF REVENUE:
     Software license fees......................................................    1,295         647       2,520       1,103
     Services...................................................................    5,803       1,794       9,357       3,300
                                                                                  -------     -------     -------     -------
          Total cost of revenue.................................................    7,098       2,441      11,877       4,403
                                                                                  -------     -------     -------     -------
GROSS PROFIT....................................................................   26,208      10,634      48,048      17,369
                                                                                  -------     -------     -------     -------
OPERATING EXPENSES:
     Research and development...................................................    5,372       2,897       9,884       5,364
     Sales and marketing........................................................   15,936       6,795      29,985      12,461
     General and administrative.................................................    3,862       1,606       7,261       3,043
     Stock-based compensation...................................................       61          66         123         133
     Amortization of goodwill and other intangibles.............................      319          --         425          --
     Merger costs...............................................................       --       2,700          --       2,700
                                                                                  -------     -------     -------     -------
          Total operating expenses..............................................   25,550      14,064      47,678      23,701
                                                                                  -------     -------     -------     -------
  INCOME (LOSS) FROM OPERATIONS.................................................      658      (3,430)        370      (6,332)
     Interest income, net.......................................................    1,722         517       3,331         803
                                                                                  -------         ---     -------     -------
  INCOME (LOSS) BEFORE INCOME TAXES.............................................    2,380      (2,913)      3,701      (5,529)
     Income tax provision.......................................................      595          --         925          --
                                                                                  -------     -------     -------     -------
  NET INCOME (LOSS).............................................................  $ 1,785     $(2,913)    $ 2,776     $(5,529)
                                                                                  -------     --------    -------     --------
NET INCOME (LOSS) PER SHARE:
     Basic net income (loss) per share..........................................  $  0.07     $ (0.13)    $  0.10     $ (0.26)
     Diluted net income (loss) per share........................................     0.06       (0.13)       0.09       (0.26)
     Pro forma basic net loss per share.........................................                                        (0.25)
     Pro forma diluted net loss per share.......................................                                        (0.25)
WEIGHTED AVERAGE SHARES:
     Shares used in computing basic net income (loss) per share.................   27,105      22,744      26,997      20,899
     Shares used in computing diluted net income (loss) per share...............   30,953      22,744      31,132      20,899
     Shares used in computing pro forma basic net loss per share................                                       21,831
     Shares used in computing pro forma diluted net loss per share..............                                       21,831

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ALLAIRE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                        ----------------------
                                                                                                          2000         1999
                                                                                                        ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income (loss) .................................................................................   $   2,776    $  (5,529)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization ..................................................................       2,911        1,122
     Compensation expense relating to the issuance of equity instruments ............................         123          133
     Tax benefit from stock options exercised .......................................................         888           --
     Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable ..........................................................................      (7,877)      (1,859)
       Prepaid expenses and other current assets ....................................................        (551)         347
       Other assets .................................................................................          43           (1)
       Accounts payable .............................................................................       1,144       (1,220)
       Accrued expenses .............................................................................       6,590        3,351
       Deferred revenue .............................................................................      13,607        3,428
                                                                                                        ---------    ---------
       Total adjustments ............................................................................      16,878        5,301
                                                                                                        ---------    ---------
       Net cash provided by (used for) operating activities .........................................      19,654         (228)
                                                                                                        ---------    ---------
Cash flows from investing activities:
  Purchases of short-term investments ...............................................................    (209,348)     (33,971)
  Sales of short-term investments ...................................................................     138,532          496
  Purchase of Open Sesame ...........................................................................      (5,125)          --
  Purchases of property and equipment ...............................................................      (5,906)      (1,441)
  Investment in partners ............................................................................      (2,000)          --
                                                                                                        ---------    ---------
       Net cash used for investing activities .......................................................     (83,847)     (34,916)
Cash flows from financing activities:
  Principal payments on capital lease obligations ...................................................        (138)        (167)
  Principal payments on promissory notes ............................................................          --       (1,500)
  Principal payments on notes payable ...............................................................        (236)      (1,346)
  Proceeds from sale of common stock, net of issuance costs .........................................       2,526       54,426
  Payment received on stock subscription receivable .................................................          --           16
                                                                                                        ---------    ---------
       Net cash provided by financing activities ....................................................       2,152       51,429
                                                                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents ................................................     (62,041)      16,285
Cash and cash equivalents, beginning of period ......................................................     106,624        3,247
                                                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................................................   $  44,583    $  19,532
                                                                                                        ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for income taxes ........................................................................   $      56           --
  Cash paid for interest ............................................................................          76    $     206
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain on marketable securities ..........................................................   $   7,125    $      --
  Conversion of Series A convertible preferred stock to common stock ................................          --          751
  Conversion of redeemable convertible preferred stock to common stock ..............................          --       12,673

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Registration Statement on Form S-1 filed on September 29, 1999, (Registration No. 333-86563).

Net Income (Loss) Per Share

    Net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding, including potential common shares from conversion of stock options and warrants. Pro forma basic and diluted net income (loss) per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance. Options to purchase 641,540 and 216,519 shares for the second quarter and first six months of 2000 were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported.

2.  COMPREHENSIVE INCOME

    The components of comprehensive income are as follows (in thousands):


                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                          ----------------------    --------------------
                                                            2000          1999         2000       1999
                                                          --------      --------    --------    --------
Net income (loss).......................................  $  1,785      $(2,913)    $ 2,776     $(5,529)

Unrealized gain (loss) on marketable securities.........    (7,125)          --       7,125          --
                                                          --------      -------     -------     -------
COMPREHENSIVE NET INCOME (LOSS).........................  $ (5,340)     $(2,913)    $ 9,901     $(5,529)
                                                          ========      =======     =======     =======

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

    Allaire generates its software license revenue through direct sales of licenses to end users and through its indirect distribution channel. Direct revenue is generated by Allaire's direct sales force and via its Web site. The indirect distribution channel includes distributors, direct and original equipment manufacturer resellers, system integrators and Allaire Alliance members. Revenue generated by the indirect distribution channel accounted for 62% and 49% of total revenue for the three months ended June 30, 2000 and June 30, 1999, respectively. Revenue generated by the indirect distribution channel accounted for 62% and 49% of total revenue for the six months ended June 30, 2000 and June 30, 1999, respectively. Allaire anticipates that revenue derived from the indirect distribution channel will continue to represent a significant percentage of total revenue. Allaire primarily derives its international revenue through its indirect distribution channel. International revenue outside of North America accounted for 19% and 11% of total revenue for the three months ended June 30, 2000 and June 30, 1999, respectively, and 19% and 13% of total revenue for the six months ended June 30, 2000 and June 30, 1999, respectively.

RESULTS OF OPERATIONS

   REVENUE

    Total revenue increased 155% from $13.1 million for the three months ended June 30, 1999 to $33.3 million for three months ended June 30, 2000. Total revenue increased 175% from $21.8 million for the six months ended June 30, 1999 to $59.9 million for the six months ended June 30, 2000.

    Software License Fees. Revenue from software license fees increased 163% from $10.8 million for the three months ended June 30, 1999 to $28.3 million for the three months ended June 30, 2000. Revenue from software license fees increased 187% from $17.7 million for the six months ended June 30, 1999 to $50.8 million for the six months ended June 30, 2000. The increase was primarily due to an increase in the number of licenses sold to use the Company's Allaire Spectra, ColdFusion and JRun products. Allaire's first shipment of Allaire Spectra occurred in the fourth quarter of 1999. Increases in product prices associated with the release of new versions of Allaire's products in March 2000 also contributed to the growth in revenue.

    Services. Revenue from services increased 115% from $2.3 million for the three months ended June 30, 1999 to $5.0 million for the three months ended June 30, 2000. Revenue from services increased 125% from $4.0 million for the six months ended June 30, 1999 to $9.1 million for the six months ended June 30, 2000. The increase was primarily attributable to growth in training revenue resulting from an increase in Allaire's installed customer base.

   COST OF REVENUE

    Cost of Software License Fees. Cost of software license fees includes costs of product media duplication, manuals, packaging materials, licensed technology and fees paid to third party vendors and agents for order fulfillment. Cost of software license fees increased 100% from $647,000 for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000. Cost of software license fees increased 128% from $1.1 million for the six months ended June 30, 1999 to $2.5 million for the six months ended June 30, 2000. The increase in absolute dollars was due to higher unit sales volume. The improvement in software license fees gross margins from 94% for the three months ended June 30, 1999 to 95% for the three months ended June 30, 2000 and 94% for the six months ended June 30, 1999 to 95% for the six months ended June 30, 2000, was primarily attributable to economies of scale achieved with higher sales volume in 2000.

    Cost of Services. Cost of services consists primarily of personnel costs. Cost of services increased 223% from $1.8 million for the three months ended June 30, 1999 to $5.8 million for the three months ended June 30, 2000. The increase in absolute dollars resulted primarily from the hiring of additional employees and the use of contract trainers to support increased customer demand for training classes, consulting and technical support. The decline in services gross margins from 22% for the three months ended June 30, 1999 to (17)% for the three months ended June 30, 2000 and from 18% for the six months ended June 30, 1999 to (3)% for the six months ended June 30, 2000 was primarily attributable to the investment in additional consulting and technical support resources to support Allaire Spectra, the Company's newly released packaged e-business application product.

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

   OPERATING EXPENSES

    Research and Development. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 85% from $2.9 million for the three months ended June 30, 1999 to $5.4 million for the three months ended June 30, 2000. Research and development expenses increased 84% from $5.4 million for the six months ended June 30, 1999 to $9.9 million for the six months ended June 30, 2000. The increase primarily resulted from salaries associated with newly hired development personnel and costs related to the localization of Allaire's products. Allaire anticipates that research and development expenses will continue to increase in absolute dollars.

    Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as advertising, seminars, trade shows and new product launch activities. Sales and marketing expenses increased 135% from $6.8 million for the three months ended June 30, 1999 to $15.9 million for the three months ended June 30, 2000. Sales and marketing expenses increased 141% from $12.5 million for the six months ended June 30, 1999 to $30.0 million for the six months ended June 30, 2000. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and an increase in marketing programs, including advertising, and seminars. Allaire anticipates that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to support its brand awareness, product launches, international expansion and increased focus on major account sales.

    General and Administrative. General and administrative expenses consist primarily of employee salaries and other personnel related costs for executive and financial personnel, as well as legal, accounting, recruiting and insurance costs. General and administrative expenses increased 140% from $1.6 million for the three months ended June 30, 1999 to $3.9 million for the three months ended June 30, 2000. General and administrative expenses increased 139% from $3.0 million for the six months ended June 30, 1999 to $7.3 million for the six months ended June 30, 2000. The increase was primarily attributable to salaries associated with newly hired personnel and related costs required to manage Allaire's growth and facilities expansion. Allaire expects that its general and administrative expenses will increase in absolute dollars as it continues to expand its staffing to support expanding facilities and operations.

    Stock-based Compensation. The amount that the estimated fair market value of Allaire's common stock exceeds the exercise price of stock options on the date of grant is recorded as deferred compensation and amortized to stock-based compensation expense as the options vest. Allaire recognized $66,000 of stock-based compensation for the three months ended June 30, 1999 compared to $61,000 of stock based compensation for the three months ended June 30, 2000. Allaire recognized $133,000 of stock-based compensation for the six months ended June 30, 1999 compared to $123,000 of stock based compensation for the six months ended June 30, 2000.

    Amortization of Goodwill and Other Intangibles. The amortization of goodwill and other intangibles of $319,000 for the three months ended June 30, 2000 and $425,000 for the six months ended June 30, 2000 related to the amortization of costs associated with the purchase of the Open Sesame technology from Bowne Internet Solutions in March 2000.

    Merger Costs. The merger costs of $2.7 million in the six months ended June 30, 1999 relate to the mergers with Bright Tiger and Live Software. The costs include professional fees, facility closings, severance packages and related costs associated with these acquisitions.

 INTEREST INCOME, NET

    Interest income, net of interest expense, increased 233% from $517,000 for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000. Interest income, net of interest expense, increased 315% from $803,000 for the six months ended June 30, 1999 to $3.3 million for the six months ended June 30, 2000.The increase was due to interest income earned from the investment of the net cash proceeds from Allaire's initial public offering in January 1999 and follow-on public offering in September 1999.

 PROVISION FOR INCOME TAXES

    Allaire's effective tax rate for the second quarter and six months ended June 30, 2000 was 25% compared to a zero rate for the same periods in 1999. For the second quarter of 1999, Allaire incurred a net operating loss for which no tax benefit was recognized as a full valuation allowance was recorded for the related deferred tax asset since realization of the tax benefit was not sufficiently assured.

    The effective tax rate of 25% for 2000 is different from the Federal statutory rate of 35% due to the realization of the benefit of operating loss carryforwards from prior years that were not recognized as a deferred tax asset. Due to Allaire's continuing trend in positive earnings, Allaire reversed a portion of its valuation allowance related to the previously established deferred tax asset for which realization is considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, Allaire had cash, cash equivalents and short-term investments of $127.8 million, up from $119.0 million at December 31, 1999.

    Cash provided by operating activities for the six months ended June 30, 2000 was $19.7 million, primarily related to increases in accrued expenses and deferred revenue and net income of $2.8 million, offset by an increase in accounts receivable. Cash used for operating activities for the six months ended June 30, 1999 was $228,000 primarily related to a net loss of $5.5 million, partially offset by increases in deferred revenue and accrued expenses.

    Cash used for investing activities for the six months ended June 30, 2000 was $83.8 million, primarily related to net purchases of short-term investments. Cash used by investing activities for the six months ended June 30, 2000 was $34.9 million primarily related to the purchase of short term investments.

    Cash provided by financing activities for the six months ended June 30, 2000 was $2.2 million, primarily due to common stock issuances. Cash provided by financing activities for the six months ended June 30, 1999 was $51.4 million, primarily related to net proceeds from Allaire's initial public offering.

    As of June 30, 2000, Allaire's primary commitments consisted of obligations related to operating leases, $799,000 of notes payable under equipment lines and $21,000 of capital lease obligations.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Allaire has substantial net losses and may not be profitable in the future. Allaire's limited operating history and the undeveloped nature of the market for Web development products make predicting future revenue and operating results difficult. Allaire has experienced substantial net losses in each fiscal year since its inception and, as of June 30, 2000, had an accumulated deficit of $34 million. These net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of Allaire's products and in the preliminary establishment of its infrastructure. Although Allaire recorded a small profit for the quarters ended December 31, 1999, March 31, 2000 and June 30, 2000, it cannot be certain that Allaire will continue to be profitable.

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

    In addition, most of Allaire's expenses, such as employee compensation and rent, are relatively fixed. Allaire's expense levels are based, in part, on its expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to Allaire's expectations could cause significant changes in its operating results from quarter to quarter and could result in quarterly losses. If Allaire's quarterly operating results fall below the expectations of investors or public market analysts, the price of Allaire's common stock could fall substantially.

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

    Future success will depend on Allaire's ability to market and sell Allaire Spectra successfully. Allaire expects that its future financial performance will depend in part on sales of Allaire Spectra. Allaire began commercial shipments of Allaire Spectra in December 1999. Market acceptance of Allaire Spectra will depend on the market for packaged e-business applications and customer demand for the specific functionality of Allaire Spectra. If Allaire Spectra does not meet customer needs or expectations, for whatever reason, Allaire's reputation could be damaged, or it could be required to upgrade or enhance the product, which could be costly and time consuming.

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

    Allaire depends on a small number of distributors for a significant portion of its revenue. Allaire derives a substantial portion of its revenue from a small number of distributors. For the six months ended June 30, 2000, revenue from Allaire's indirect distribution channel accounted for 62% of total revenue and one distributor, Ingram Micro, accounted for 33% of total revenue. For the six months ended June 30, 1999, revenue from the indirect distribution channel accounted for 49% of Allaire's total revenue, and Ingram Micro accounted for 37% of total revenue. The loss of, or a reduction in orders from, Ingram Micro or any other significant distributor could have a material adverse effect on Allaire's business, operating results and financial condition.

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

    Allaire's failure to properly manage its growth could strain its resources and adversely affect its business. Allaire's failure to manage its rapid growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and its business, operating results and financial condition. Allaire's revenue increased 175% for the six months ended June 30, 2000 from the same period in 1999. The number of Allaire's employees increased from 93 at January 1, 1998 to 509 at June 30, 2000. To manage future growth effectively Allaire must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2000, Allaire was exposed to market risks which primarily include changes in U.S. interest rates. Allaire maintains a significant portion of its cash and cash equivalents and short-term investments in financial instruments with purchased maturities of 12 months or less. Allaire does not hold derivative financial instruments in its investment portfolio. Allaire's cash equivalents and short-term investments consist of high-quality corporate and government debt. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on Allaire's financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders of Allaire was held on May 17, 2000. At that meeting, the stockholders elected Joseph J. Allaire, David J. Orfao, Jonathan A. Flint, John J. Gannon, Thomas A. Herring, Ronald G. Ward and W. Frank King III to serve as directors of Allaire, for a term expiring at the Annual Meeting of Stockholders of Allaire in 2001 or a special meeting in lieu thereof. The results of the votes to elect each of the directors were as follows:


                                                       Number of Shares
                                                  ------------------------
                                                     For          Withheld
                                                  ----------      --------
         Joseph J. Allaire                        20,453,497      127,719
         Jonathan A. Flint                        20,453,541      127,675
         John J. Gannon                           20,453,541      127,675
         Thomas A. Herring                        20,453,441      127,775
         W. Frank King III                        20,462,861      118,355
         David J. Orfao                           20,453,141      128,075
         Ronald G. Ward                           20,463,261      117,955

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:


Exhibit 10.1 Sublease termination agreement between Allaire and New Boston Alewife Limited Partnership dated April 4, 2000
Exhibit 10.2 Sublease termination agreement between Allaire and The Center for Quality Management dated April 19, 2000
Exhibit 10.3 First lease amendment between Allaire and EOP - Riverside Project, L.L.C. dated May 31, 2000
Exhibit 10.4 Sublease agreement between Allaire and Nervewire Inc., dated February 14, 2000
Exhibit 10.5     1998 Incentive Stock Option Agreement for David J. Orfao
Exhibit 10.6     1998 Non Statutory Employee Stock Option Agreement for
                 David J. Orfao
Exhibit 11       Statement re: Computation of Unaudited Net Income (Loss)
                 Per Share and Pro Forma Net Income (Loss) Per Share
Exhibit 27       Financial Data Schedule


    (b) Reports on Form 8-K:
        Allaire filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2000

                               ALLAIRE CORPORATION

                               By:              /s/  DAVID A. GERTH
                                   ---------------------------------------------
                                                  DAVID A. GERTH
                               VICE PRESIDENT, FINANCE AND OPERATIONS, TREASURER
                                AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

Exhibit 10.1 Sublease termination agreement between Allaire and New Boston Alewife Limited Partnership dated April 4, 2000
Exhibit 10.2 Sublease termination between Allaire and The Center for Quality Management dated April 19, 2000
Exhibit 10.3 First lease amendment between Allaire and EOP - Riverside Project, L.L.C. dated May 31, 2000
Exhibit 10.4 Sublease agreement between Allaire and Nervewire Inc., dated February 14, 2000
Exhibit 10.5     1998 Incentive Stock Option Agreement for David J. Orfao
Exhibit 10.6     1998 Non Statutory Employee Stock Option Agreement for
                 David J. Orfao
Exhibit 11 Statement re: Computation of Unaudited Net Income (Loss) Per Share and Pro Forma Net Income (Loss) Per Share
Exhibit 27       Financial Data Schedule