Form 10-Q
period 2000-09-30
ALLAIRE CORP
filed 2000-11-14
CIK 1016139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

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

                            Yes [X]          No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      TITLE OF CLASS                          SHARES OUTSTANDING AT NOVEMBER 13, 2000
                      --------------                          ---------------------------------------
Common Stock, $.01 par value..............................                  27,411,078

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ALLAIRE CORPORATION

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Consolidated Balance Sheet as of September 30, 2000 and
                   December 31, 1999...........................................    3
                   Consolidated Statement of Operations for the Three and Nine
                   Months Ended September 30, 2000 and 1999....................    4
                   Consolidated Statement of Cash Flows for the Nine Months
                   Ended September 30, 2000 and 1999...........................    5
                   Notes to Unaudited Consolidated Financial Statements........    6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................    8
          Item 3.  Quantitative and Qualitative Disclosures about Market
                   Risk........................................................   16

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................   16
          Item 6.  Exhibits and Reports on Form 8-K............................   16
Signatures.....................................................................   17
Exhibit Index..................................................................   18

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              ALLAIRE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 45,091         $106,624
  Short-term investments....................................      77,572           12,405
  Investment in marketable securities.......................       2,785               --
  Accounts receivable, net of allowance for doubtful
     accounts and returns of $1,055 and $701 at September
     30, 2000 and December 31, 1999, respectively...........      16,395            7,926
  Prepaid expenses and other current assets.................       2,469            1,028
                                                                --------         --------
          Total current assets..............................     144,312          127,983
  Property and equipment, net...............................      17,600            4,948
  Goodwill and other intangibles, net.......................       4,731              584
  Other assets..............................................       2,018               25
                                                                --------         --------
          TOTAL ASSETS......................................    $168,661         $133,540
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............    $     --         $    159
  Current portion of notes payable..........................         631              488
  Accounts payable..........................................       8,597            3,358
  Accrued expenses..........................................      16,306            8,536
  Accrued employee compensation and benefits................       7,499            6,591
  Deferred revenue..........................................      28,963           11,937
                                                                --------         --------
          Total current liabilities.........................      61,996           31,069
Notes payable...............................................          45              547
                                                                --------         --------
          TOTAL LIABILITIES.................................      62,041           31,616
                                                                --------         --------
Stockholders' equity:
  Preferred stock, $.01 par value; Authorized: 5,000,000
     shares at September 30, 2000 and December 31, 1999.....          --               --
  Common stock, $.01 par value; Authorized: 100,000,000
     shares at September 30, 2000 and 35,000,000 shares at
     December 31, 1999
  Issued and outstanding: 27,433,376 shares issued and
     27,400,156 shares outstanding at September 30, 2000 and
     26,849,532 issued and 26,816,312 outstanding at
     December 31, 1999......................................         274              268
  Additional paid-in capital................................     142,659          139,050
  Accumulated deficit.......................................     (38,647)         (36,746)
  Unrealized gain on marketable securities..................       2,784               --
  Deferred compensation.....................................        (440)            (638)
  Stock subscriptions receivable............................         (10)             (10)
                                                                --------         --------
          Total stockholders' equity........................     106,620          101,924
                                                                --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $168,661         $133,540
                                                                ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
REVENUE:
     Software license fees..........................  $23,038    $12,252    $73,844    $29,976
     Services.......................................    6,279      2,813     15,398      6,861
                                                      -------    -------    -------    -------
          Total revenue.............................   29,317     15,065     89,242     36,837
                                                      -------    -------    -------    -------
COST OF REVENUE:
     Software license fees..........................    1,199        668      3,719      1,771
     Services.......................................    6,041      2,040     15,398      5,340
                                                      -------    -------    -------    -------
          Total cost of revenue.....................    7,240      2,708     19,117      7,111
                                                      -------    -------    -------    -------
GROSS PROFIT........................................   22,077     12,357     70,125     29,726
                                                      -------    -------    -------    -------
OPERATING EXPENSES:
     Research and development.......................    7,296      3,367     17,180      8,731
     Sales and marketing............................   17,255      8,078     47,240     20,539
     General and administrative.....................    4,560      1,685     11,821      4,728
     Stock-based compensation.......................       62         66        185        199
     Amortization of goodwill and other
       intangibles..................................      319         --        744         --
     Merger costs...................................       --         --         --      2,700
                                                      -------    -------    -------    -------
          Total operating expenses..................   29,492     13,196     77,170     36,897
                                                      -------    -------    -------    -------
  LOSS FROM OPERATIONS..............................   (7,415)      (839)    (7,045)    (7,171)
     Interest income, net...........................    1,902        581      5,233      1,384
                                                      -------    -------    -------    -------
  LOSS BEFORE INCOME TAXES..........................   (5,513)      (258)    (1,812)    (5,787)
     Income tax provision (benefit).................     (836)        --         89         --
                                                      -------    -------    -------    -------
  NET LOSS..........................................  $(4,677)   $  (258)   $(1,901)   $(5,787)
                                                      -------    -------    -------    -------
NET LOSS PER SHARE:
     Basic and diluted net loss per share...........  $ (0.17)   $ (0.01)   $ (0.07)   $ (0.27)
     Pro forma basic and diluted net loss per
       share........................................                                     (0.26)
WEIGHTED AVERAGE SHARES:
     Shares used in computing basic and diluted net
       loss per share...............................   27,287     23,291     27,094     21,705
     Shares used in computing pro forma basic and
       diluted net loss per share...................                                    22,324

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALLAIRE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net loss..................................................  $  (1,901)   $(5,787)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................      4,691      1,806
     Compensation expense relating to the issuance of equity
      instruments...........................................        185        199
     Tax benefit from stock options exercised...............         31         --
     Changes in assets and liabilities, net of effects from
      acquisitions:
       Accounts receivable..................................     (8,469)    (3,194)
       Prepaid expenses and other current assets............     (1,441)      (495)
       Other assets.........................................       (214)      (418)
       Accounts payable.....................................      5,239       (788)
       Accrued expenses.....................................      8,678      7,085
       Deferred revenue.....................................     17,026      5,554
                                                              ---------    -------
       Total adjustments....................................     25,726      9,749
                                                              ---------    -------
       Net cash provided by operating activities............     23,825      3,962
                                                              ---------    -------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (255,796)   (55,554)
  Sales of short-term investments...........................    190,617     30,305
  Purchase of Open Sesame...................................     (5,125)        --
  Purchases of property and equipment.......................    (16,133)    (2,399)
  Investment in partners....................................     (2,000)        --
                                                              ---------    -------
       Net cash used for investing activities...............    (88,437)   (27,648)
                                                              ---------    -------
Cash flows from financing activities:
  Principal payments on capital lease obligations...........       (159)      (252)
  Principal payments on promissory notes....................         --     (1,500)
  Principal payments on notes payable.......................       (359)    (1,453)
  Proceeds from sale of common stock, net of issuance
     costs..................................................      3,597     54,659
  Payment received on stock subscription receivable.........         --         16
                                                              ---------    -------
       Net cash provided by financing activities............      3,079     51,470
                                                              ---------    -------
Net increase (decrease) in cash and cash equivalents........    (61,533)    27,784
Cash and cash equivalents, beginning of period..............    106,624      3,247
                                                              ---------    -------
Cash and cash equivalents, end of period....................  $  45,091    $31,031
                                                              ---------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for income taxes................................  $      89    $    --
  Cash paid for interest....................................  $     105    $   278
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Unrealized gain on marketable securities..................  $   2,784    $    --
  Conversion of Series A convertible preferred stock to
     common stock...........................................         --        751
  Conversion of redeemable convertible preferred stock to
     common stock...........................................         --     12,673
  Issuance of common stock through public offering, net of
     issuance costs.........................................         --     58,090

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Registration Statement on Form S-1 filed on September 30, 1999 (Registration No. 333-86563).

  Net Income (Loss) Per Share

     Net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding, including potential common shares from conversion of stock options and warrants. Pro forma basic and diluted net income (loss) per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance. As of September 30, 2000, options to purchase 8.2 million shares were outstanding but were not included in the computations of diluted EPS because they are antidilutive.

2.  COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows (in thousands):

                                                              THREE MONTHS
                                                                  ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                             ---------------   -----------------
                                                              2000     1999     2000      1999
                                                             -------   -----   -------   -------
Net loss...................................................  $(4,677)  $(258)  $(1,901)  $(5,787)
Unrealized gain (loss) on marketable securities............   (4,341)     --     2,784        --
                                                             -------   -----   -------   -------
COMPREHENSIVE NET INCOME (LOSS)............................  $(9,018)  $(258)  $   883   $(5,787)
                                                             =======   =====   =======   =======

3.  ACQUISITIONS

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

                              ALLAIRE CORPORATION

4.  ACCOUNTS RECEIVABLE

     In September 2000, Allaire entered into a one year non-recourse receivables purchase agreement with a bank. The agreement allows for the sale of domestic and foreign receivables, in an amount not to exceed $10.0 million at any one time. At September 30, 2000, accounts receivable in the consolidated balance sheet is net of $3.0 million received by Allaire under this agreement. The $3.0 million received was associated with distribution channel accounts receivable for which revenue had not been recognized as of September 30, 2000. Allaire's days sales outstanding was 50 days at September 30, 2000. If the receivables sold to the bank were included in the calculation, the days sales outstanding would have been 59 days. As of November 13, 2000, all of the accounts receivable sold to the bank have been paid.

5.  SUBSEQUENT EVENT

     In October 2000, Allaire acquired the Kawa product from Tek-Tools, Inc. for a cash purchase price of $9.0 million. Kawa is an integrated development environment (IDE) for Java programming that delivers support for Enterprise JavaBeans development and remote debugging. Allaire will account for this acquisition as a purchase. Pro forma financial statements have not been disclosed due to immateriality.

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

     Allaire generates its software license revenue through direct sales of licenses to end users and through its indirect distribution channel. Direct revenue is generated by Allaire's direct sales force and via its Web site. The indirect distribution channel includes distributors, direct and original equipment manufacturer resellers, system integrators and Allaire Alliance members. Revenue generated by the indirect distribution channel accounted for 61% and 54% of total revenue for the three months ended September 30, 2000 and September 30, 1999, respectively. Revenue generated by the indirect distribution channel accounted for 62% and 51% of total revenue for the nine months ended September 30, 2000 and September 30, 1999, respectively. Allaire anticipates that revenue derived from the indirect distribution channel will continue to represent a significant percentage of total revenue. Allaire primarily derives its international revenue through its indirect distribution channel. International revenue outside of North America accounted for 20% and 15% of total revenue for the three months ended September 30, 2000 and September 30, 1999, respectively, and 19% and 14% of total revenue for the nine months ended September 30, 2000 and September 30, 1999, respectively.

RESULTS OF OPERATIONS

  REVENUE

     Total revenue increased 95% from $15.1 million for the three months ended September 30, 1999 to $29.3 million for the three months ended September 30, 2000. Total revenue increased 142% from $36.8 million for the nine months ended September 30, 1999 to $89.2 million for the nine months ended September 30, 2000.

     Software License Fees. Revenue from software license fees increased 88% from $12.3 million for the three months ended September 30, 1999 to $23.0 million for the three months ended September 30, 2000. Revenue from software license fees increased 146% from $30.0 million for the nine months ended September 30, 1999 to $73.8 million for the nine months ended September 30, 2000. The increase was primarily due to an increase in the number of licenses sold to use our Allaire Spectra, ColdFusion and JRun products. Allaire's first shipment of Allaire Spectra occurred in the fourth quarter of 1999. Increases in product prices associated with the release of new versions of Allaire's products in March 2000 also contributed to the growth in revenue.

     Services. Revenue from services increased 123% from $2.8 million for the three months ended September 30, 1999 to $6.3 million for the three months ended September 30, 2000. Revenue from services increased 124% from $6.9 million for the nine months ended September 30, 1999 to $15.4 million for the nine months ended September 30, 2000. The increase was primarily attributable to growth in consulting and training revenue resulting from an increase in Allaire's installed customer base.

  COST OF REVENUE

     Cost of Software License Fees. Cost of software license fees includes costs of product media duplication, manuals, packaging materials, licensed technology and fees paid to third party vendors and agents for order fulfillment. Cost of software license fees increased 79% from $668,000 for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000. Cost of software license fees increased 110% from $1.8 million for the nine months ended September 30, 1999 to $3.7 million for the nine months ended September 30, 2000. The increase in absolute dollars was due to higher unit sales volume. Software license fees gross margins remained constant at 95% from the three months ended September 30, 1999 to the three months ended September 30, 2000. The improvement in software license fees gross margins from 94% for the nine months ended September 30, 1999 to 95% for the nine months ended September 30, 2000, was primarily attributable to economies of scale achieved with higher sales volume in 2000.

     Cost of Services. Cost of services consists primarily of personnel costs. Cost of services increased 196% from $2.0 million for the three months ended September 30, 1999 to $6.0 million for the three months ended September 30, 2000. The increase in absolute dollars resulted primarily from the hiring of additional employees and the use of independent contractors as trainers to support increased customer demand for training classes, consulting and technical support. The decline in services gross margins from 27% for the three months ended September 30, 1999 to 4% for the three months ended September 30, 2000 and from 22% for the nine months ended September 30, 1999 to 0% for the nine months ended September 30, 2000 was primarily attributable to the investment in additional consulting and technical support resources to support Allaire Spectra, Allaire's packaged e-business application product.

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

  OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of employee salaries, fees for outside consultants and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 117% from $3.4 million for the three months ended September 30, 1999 to $7.3 million for the three months ended September 30, 2000. Research and development expenses increased 97% from $8.7 million for the nine months ended September 30, 1999 to $17.2 million for the nine months ended September 30, 2000. The increase primarily resulted from salaries associated with newly hired development personnel, consulting fees and costs related to the localization of Allaire's products. Allaire anticipates that research and development expenses will continue to increase in absolute dollars.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as advertising, seminars, trade shows and new product launch activities. Sales and marketing expenses increased 114% from $8.1 million for the three months ended September 30, 1999 to $17.3 million for the three months ended September 30, 2000. Sales and marketing expenses increased 130% from $20.5 million for the nine months ended September 30, 1999 to $47.2 million for the nine months ended September 30, 2000. The increase was primarily attributable to costs associated with additional direct sales, pre-sales support and marketing personnel, and an increase in marketing programs, including advertising and promotions. Allaire anticipates that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its marketing programs and sales force to support its brand awareness, product launches, international expansion and increased focus on major account sales.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and other personnel related costs for executive and financial personnel, as well as legal, accounting, recruiting and insurance costs. General and administrative expenses increased 171% from $1.7 million for the three months ended September 30, 1999 to $4.6 million for the three months ended September 30, 2000. General and administrative expenses increased 150% from $4.7 million for the nine months ended September 30, 1999 to $11.8 million for the nine months ended September 30, 2000. The increase was primarily attributable to salaries associated with newly hired personnel and related costs required to manage Allaire's growth and facilities expansion.

     Stock-based Compensation. The amount that the estimated fair market value of Allaire's common stock exceeds the exercise price of stock options on the date of grant is recorded as deferred compensation and amortized to stock-based compensation expense as the options vest. Allaire recognized $66,000 of stock-based compensation for the three months ended September 30, 1999 compared to $62,000 of stock based compensation for the three months ended September 30, 2000. Allaire recognized $199,000 of stock-based compensation for the nine months ended September 30, 1999 compared to $185,000 of stock based compensation for the nine months ended September 30, 2000.

     Amortization of Goodwill and Other Intangibles. The amortization of goodwill and other intangibles of $319,000 for the three months ended September 30, 2000 and $744,000 for the nine months ended September 30, 2000 related to the amortization of costs associated with the purchase of the Open Sesame technology from Bowne Internet Solutions in March 2000.

     Merger Costs. The merger costs of $2.7 million for the nine months ended September 30, 1999 relate to the mergers with Bright Tiger and Live Software. The costs include professional fees, facility closings, severance packages and related costs associated with these acquisitions.

  INTEREST INCOME, NET

     Interest income, net of interest expense, increased from $581,000 for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. Interest income, net of interest expense, increased from $1.4 million for the nine months ended September 30, 1999 to $5.2 million for the nine months ended September 30, 2000. The increase was due to interest income earned from the investment of the net cash proceeds from Allaire's initial public offering in January 1999 and follow-on public offering in September 1999.

PROVISION FOR INCOME TAXES

     Allaire's provision for income taxes resulted in a tax benefit of $836,000 for the three months ended September 30, 2000. This represents the reversal of a portion of the tax provision from previous quarters in 2000 due to the loss in the third quarter and expected pre-tax loss for fiscal year 2000. The decline in the effective tax rate is due to the loss incurred in the third quarter. The remaining tax provision of $89,000 for the nine months ended September 30, 2000 consists of state and foreign taxes. Consistent with prior quarters, the Company maintains a full valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, Allaire had cash, cash equivalents and short-term investments of $122.7 million, up from $119.0 million at December 31, 1999.

     Cash provided by operating activities for the nine months ended September 30, 2000 was $23.8 million, primarily related to increases in accrued expenses and deferred revenue, offset by an increase in accounts receivable and a net loss of $1.9 million. Cash provided by operating activities for the nine months ended September 30, 1999 was $4.0 million, primarily related to increases in deferred revenue and accrued expenses, partially offset by a net loss of $5.8 million.

     Cash used for investing activities for the nine months ended September 30, 2000 was $88.4 million, primarily related to net purchases of short-term investments and property and equipment. Cash used by investing activities for the nine months ended September 30, 1999 was $27.6 million primarily related to the purchase of short term investments.

     Cash provided by financing activities for the nine months ended September 30, 2000 was $3.0 million, primarily due to common stock issuances. Cash provided by financing activities for the nine months ended September 30, 1999 was $51.5 million, primarily related to net proceeds from Allaire's initial public offering.

     As of September 30, 2000, Allaire's primary commitments consisted of obligations related to operating leases and $676,000 of notes payable.

     In March 2000, Allaire acquired Open Sesame from Bowne Internet Solutions for a total purchase price of $5.1 million.

     Allaire is party to a line of credit agreement which provides for borrowings of up to $12.5 million for working capital purposes and for the issuance of letters of credit. Amounts available under the line are determined based upon eligible accounts receivable. All borrowings and letters of credit are collateralized by substantially all of Allaire's assets and all borrowings bear interest at the bank's prime rate (9.50% as of September 30, 2000). As of September 30, 2000, letters of credit totaling $11.4 million had been issued against the line and $1.1 million was available for additional borrowings. The original terms of the line of credit require the maintenance of certain minimum financial ratios and conditions. The line of credit expires in November 2000.

     In September 2000, Allaire entered into a one year non-recourse receivables purchase agreement with a bank. The agreement allows for the sale of domestic and foreign receivables, in an amount not to exceed $10.0 million at any one time. The accounts receivable are sold at a discount to reflect a minimum period of 30 days at the bank's prime rate plus 1.25% (10.75%). At September 30, 2000, accounts receivable in the consolidated balance sheet is net of $3.0 million received by Allaire under this agreement. The $3.0 million received was associated with distribution channel accounts receivable for which revenue had not been recognized as of September 30, 2000. Allaire's days sales outstanding was 50 days at September 30, 2000. If the receivables sold to the bank were included in the calculation, the days sales outstanding would have been 59 days. As of November 13, 2000, all of the accounts receivable sold to the bank have been paid. Allaire may utilize this agreement, from time to time, to effectively manage its liquidity, cash and cash equivalents and short-term investment positions, and accounts receivable.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Allaire has substantial net losses and may not be profitable in the future. Allaire's limited operating history and the undeveloped nature of the market for Web development products make predicting future revenue and operating results difficult. Allaire has experienced substantial net losses in each fiscal year since its inception and, as of September 30, 2000, had an accumulated deficit of $38.6 million. These net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of Allaire's products and in the preliminary establishment of its infrastructure. Although Allaire recorded a small profit for the quarters ended December 31, 1999, March 31, 2000 and June 30, 2000, it experienced a net loss for the quarter ended September 30, 2000. Allaire can give no assurances that it will be profitable in the future.

     Disappointing quarterly revenue and operating results could cause the price of Allaire's common stock to fall. Allaire's quarterly revenue may fluctuate for several reasons, including:

     - The market for Web application server and packaged e-business applications is in an early stage of development and it is therefore difficult to accurately predict customer demand; and

     - The sales cycle for Allaire's products and services varies substantially from customer to customer and, if Allaire's average sales price continues to increase as expected, it expects the sales cycle to lengthen. As a result, Allaire may have difficulty determining whether and when it will receive license revenue from a particular customer. In particular, Allaire has experienced a longer than expected sales cycle for Allaire Spectra.

     In addition, most of Allaire's expenses, such as employee compensation and rent, are relatively fixed. Allaire's expense levels are based, in part, on its expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to Allaire's expectations could cause significant changes in its operating results from quarter to quarter and could result in quarterly losses. If our quarterly operating results fall below the expectations of investors or public market analysts, the price of Allaire's common stock could fall substantially. For example, the price of Allaire's common stock dropped substantially after it announced revenues and operating results for the quarter ended September 30, 2000 that were lower than expected.

     Allaire operates in highly competitive markets and may not be able to compete effectively. The Web application server and packaged e-business applications market is intensely competitive and rapidly changing. Many of Allaire's current and potential competitors have longer operating histories and substantially greater financial, technical, marketing, distribution and other resources than Allaire does and therefore may be able to respond more quickly than Allaire can to new or changing opportunities, technologies, standards or customer requirements. Because Allaire has adopted a mass-enterprise strategy with respect to its products, it competes with several different types of companies. Allaire competes with large web and database platform companies that offer a variety of software products, as well as a number of medium-sized and start-up companies that have introduced or that are developing web application servers and packaged e-business applications. In the middle range of the market where product prices are significantly lower, Allaire competes primarily against Microsoft. Allaire expects that additional competitors will enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition could result in pricing pressures, reduced margins or the failure of Allaire's products to achieve or maintain market acceptance.

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

     Allaire must continue to enhance its existing products and develop new products. In order to remain competitive, Allaire must continue to develop and introduce product enhancements and new products that increase its customers' ability to develop and deploy Web applications. If Allaire fails to develop and introduce new products and product enhancements successfully and on a timely basis, Allaire's revenues could decrease and it could fail to meet revenue projections.

     Future success will depend on Allaire's ability to market and sell Allaire Spectra successfully. Allaire expects that its future financial performance will depend in part on sales of Allaire Spectra. Allaire began commercial shipments of Allaire Spectra in December 1999. Market success of Allaire Spectra will depend on the market for packaged e-business applications and customer demand for the specific functionality of Allaire Spectra. If Allaire Spectra does not meet customer needs or expectations, for whatever reason, Allaire's reputation could be damaged, or it could be required to upgrade or enhance the product, which could be costly and time consuming.

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

     Allaire depends on a small number of distributors for a significant portion of its revenue. Allaire derives a substantial portion of its revenue from a small number of distributors. For the nine months ended September 30, 2000, revenue from Allaire's indirect distribution channel accounted for 62% of total revenue and one distributor, Ingram Micro, accounted for 33% of total revenue. For the year ended December 31, 1999, revenue from the indirect distribution channel accounted for 53% of Allaire's total revenue, and Ingram Micro accounted for 37% of total revenue. The loss of, or a reduction in orders from, Ingram Micro or any other significant distributor could have a material adverse effect on Allaire's business, operating results and financial condition.

     Allaire may experience lost or delayed sales as its sales cycle lengthens.A longer sales cycle reduces Allaire's ability to forecast revenue levels and may result in lost sales. Any delay or loss in sales of Allaire's products could have a material adverse effect on its business, operating results and financial condition, and could cause operating results to vary significantly from quarter to quarter. As Allaire increases its sales and marketing focus on larger sales to businesses and other large organizations, it expects that increased executive-level involvement of information technology officers and other senior managers of its customers will be required. Potential large sales may be delayed, or lost altogether, because Allaire will have to provide a more comprehensive education to prospective customers regarding the use and benefits of its products. Allaire's customers' purchase decisions may be subject to delays over which Allaire may have little or no control.

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

     Allaire's business could be harmed if the Java programming language loses market acceptance or if Allaire is not able to continue using Java or Java-related technologies. Allaire's JRun Java application server is a clean room implementation designed to comply with Sun's Java 2 Platform, Enterprise Edition, or J2EE, Specifications. Using the JRun application server, Allaire's customers can build Java applications on the J2EE platform. Many of Allaire's next generation products are also expected to be based on Java. While a number of companies have introduced Web applications based on Java, Java could fall out of favor with computer programmers and software developers, and support of the Java programming language by Sun Microsystems or other companies could decline. Moreover, there can be no assurance that the J2EE standards will be widely adopted or that Allaire can continue to comply with Sun's J2EE specifications established from time to time. If support for Java or J2EE decreases or Allaire cannot continue to use Java or related Java technologies, or if Allaire is not able to comply with J2EE standards, Allaire could lose revenue opportunities and its business could be harmed.

     Allaire's failure to properly manage its growth could strain its resources and adversely affect its business. Allaire's failure to manage its rapid growth could have a material adverse effect on the quality of its products, its ability to retain key personnel and its business, operating results and financial condition. Allaire's revenue increased 142% for the nine months ended September 30, 2000 from the same period in 1999. The number of Allaire's employees increased from 93 at January 1, 1998 to 564 at September 30, 2000. To manage future growth effectively Allaire must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000, Allaire was exposed to market risks which primarily include changes in U.S. interest rates. Allaire maintains a significant portion of its cash and cash equivalents and short-term investments in financial instruments with purchased maturities of 12 months or less. Allaire does not hold derivative financial instruments or equity securities in its investment portfolio. Allaire cash equivalents and short-term investments consist of high-quality corporate and government debt. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on Allaire's financial condition or results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or after September 25, 2000, the Company and certain of its officers or directors were named as defendants in nine virtually identical lawsuits filed in the United States District Court for the District of Massachusetts: (i) Krakauer
v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11972-WGY; (ii) Dargenzio v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11973-WGY; (iii) Gordon v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11974-WGY; (iv) Large v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11986-WGY; (v) DiMaggio v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-11996-WGY; (vi) Knorr v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12014-WGY; (vii) Jarvis v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12016-WGY; (viii) Cordeiro v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12158-WGY; and (ix) Fisher v. Allaire Corporation, Joseph J. Allaire, Jeremy Allaire, David A. Gerth and David J. Orfao, Civil Action No. 00-12182-WGY. The parties have agreed that: all of the cases should be consolidated; the defendants need not respond to the pending complaints; and that lead counsel to be approved by the Court shall file an amended complaint applicable to the consolidated actions. Each of the plaintiffs in each of the actions purport to bring their complaint on behalf of all purchasers of the Company's stock during an alleged class period (July 20, 2000 and September 18, 2000). The plaintiffs claim that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by virtue of statements plaintiffs claim are materially false or misleading. Plaintiffs seek damages, interest, costs, and attorneys' fees. The defendants intend to defend these claims vigorously.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

Exhibit 10.1  Non-Recourse Receivables Purchase Agreement with Silicon
              Valley Bank, dated September 26, 2000 (filed herewith)
Exhibit 11 Statement re: Computation of Unaudited Net Loss Per Share and Pro Forma Net Loss Per Share (filed herewith)
Exhibit 27    Financial Data Schedule (filed herewith)

     (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

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

Dated:  November 13, 2000

                                 EXHIBIT INDEX

Exhibit 10.1  Non-recourse Receivables Purchase Agreement with Silicon
              Valley Bank, dated September 26, 2000 (filed herewith)
Exhibit 11 Statement re: Computation of Unaudited Net Loss Per Share and Pro Forma Net Loss Per Share (filed herewith)
Exhibit 27    Financial Data Schedule (filed herewith)